Form 10KSB
period 1995-12-31
COCONUT CODE INC /FL/
filed 1996-06-10
CIK 908181

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               COCONUT CODE, INC.
                           1430 SOUTH FEDERAL HIGHWAY
                         DEERFIELD BEACH, FLORIDA 33441
                                 (305) 481-9331


FOR FISCAL YEAR ENDED:  DECEMBER 31, 1995
COMMISSION FILE NUMBER:  33-64164-A
STATE OF INCORPORATION:  FLORIDA
IRS EMPLOYER I.D.:  59-2556411

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                            NAME OF EXCHANGE ON
  TITLE OF EACH CLASS:                      WHICH REGISTERED:
         NONE                                NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO 12 (G) OF THE ACT:

                                            NAME OF EXCHANGE ON
  TITLE OF EACH CLASS:                      WHICH REGISTERED:
         COMMON STOCK, PAR VALUE
         $.01 PER SHARE                      NONE

INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES(X) NO( )

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT:  YES ( )   NO (X)

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE
CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PARTS II OR III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. (X)

ISSUER'S REVENUES FOR THE MOST RECENT FISCAL YEAR:  $1,986,992

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF DECEMBER 31, 1995: NO MARKET EXISTS FOR THE COMPANY'S COMMON STOCK.

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF DECEMBER 31, 1995: 3,382,325


Part I.
Item 1. Description of Business

Business Development

Coconut Code, Inc. (the "Company" or "Registrant") was organized under the laws of the State of Florida on April 30, 1984 to address the growing demand for quality based business software, specifically for the restaurant industry. Today, the Company continues to design, develop, market and support software for the restaurant industry and, also, for the hospitality industry and small businesses in general. The Company's products have been installed in over 2,000 facilities in the United States, Canada and other international countries.

Business of Issuer

The Registrant currently markets over fifteen products, each of which is a derivative of the Company's two core products: the Food Service Management System(TM) (FSMS(R)) and TimeWare(R) System.

The FSMS(R) is a restaurant and hospitality industry specific software application which is designed to (1) assist the user in increasing profitability by reducing overhead costs, (2) simplify day-to-day accounting activities, (3) improve control over inventory and, (4) provide timely reporting of financial information to management. In addition, the software includes features which allow it to interface with cash registers and other point-of-sale hardware thereby eliminating the need to manually input daily sales data and other related information into the accounting records. The Company offers the software in configurations to satisfy the needs of all users, from single unit operations to multi-unit operations which require the reporting of consolidated financial information.

TimeWare(R), the Company's other core product, is an advanced time and attendance software application designed to fully automate and improve control over the entire payroll process. The software is run on a data collection unit purchased from a major electronics manufacturer and serves as the time clock into which employees enter information on time-in, breaks and time-out. The system is designed to provide accurate collection and timely reporting of employee time and attendance information and can also be used as a communication tool between employees and management with respect to scheduling employee time and other maAtters.

The Company also derives revenue from support of its products, principally FSMS(TM) and TimeWare(R), through on-site consultation at the customer's facility and through a telephone access program.

Historically, the Company distributed TimeWare(R) through a national dealer network and FSMS(R) through small, independent dealerships. Because of the Company's recent success with direct sales and management's belief that dealers, agents and sales representatives who are supported on a direct basis will achieve better results than if supported remotely, the Company embarked on a program to develop and implement a national distribution network. To this end, the Company opened its first regional sales office in Chicago, Illinois in February 1993, staffed by an Agent Sales Manager. The principle objectives of the regional sales office are to market and sell product to national, regional and major local chains, recruit, train and support independent sales agents and provide all support services within the region. Also in early 1993, the Company hired an Agent Sales Manager based in the Grand Rapids, Michigan area, followed in 1994 by Agent Sales Managers hired in Atlanta, Georgia and Southeast Florida. In early 1995, the Agent Sales Manager for Southeast Florida left the Company and the responsibities for this territory were assumed by the Company's Vice President of Marketing. As of the end of 1995, the Company had approximately 20 sales agents strategically located in the Northeast, Southeast, Midwest, Southwest and Western United States.

The Company markets its products in the highly competitive software industry which is characterized by rapid technological advances and, consequently, product obsolescence. The Company's ability to compete effectively in the marketplace is highly dependent upon such factors as product features, user friendliness, technical support and service, product development capabilities and the marketing and distribution infrastructure.

On May 1, 1996, the Company officially released to the general public the latest version of its FSMS(R) accounting software. This new software was specifically designed to run on Microsoft's Windows 95 operating system, N.T. and Windows
3.11 includes many features and enhancements not available in earlier versions of FSMS(R). While originally scheduled for release in mid to late 1995, introduction was delayed primarily to include features requested by larger customers such as labor and production scheduling, labor forecasting and the built-in ease and flexibility to interface with most popular point-of-sale systems.

In 1995, the Company embarked on a program to address certain issues that concern large national and regional restaurant chains such as labor scheduling, forecasting cooked food requirements, and the reporting of meaningful information to management covering individual store level operations through total company performance. Using the Company's leading edge programming technology known as SDE(TM) (System Development Environment), prototype systems were designed for presentation to national and regional chains allowing prospective customers to choose from a wide array of software applications or, alternatively, working with the Company's research and development staff, design their own exact fit apllications. For the year ended December 31, 1995, custom software development revenue approximated $103,000. The Company foresees that custom development revenue will grow significantly in 1996. As of May 10, 1996, the Company's backlog included approximately $529,000 of contracts or letters of commitment for custom software development.

The Company believes that its core products, FSMS(R) and TimeWare(R) together with custom software development, give it a significant competitive advantage because of software features not offered by competitors, Company support of these products and, most importantly, the fact that the Company writes and controls its own code for both FSMS(R) and TimeWare(R).

For the years ended December 31, 1995 and 1994, the Company's expenditures for research and development approximated $477,000 and $330,000, respectively. The Company believes that its future success is highly dependent upon its ability to enhance its current product base in order to maintain technological competitiveness and satisfy the needs of current and prospective customers, as well as develop new products which have a synergy with existing products and demonstrate market potential.

The Company had no single customer which accounted for 10% or more of the Company's net sales in either 1995 or 1994.

As of December 31, 1995, the Registrant had 31 employees, all of whom were full-time.


Item 2.  Description of Property

The Company's executive and principle administrative, sales, marketing, and research and development functions are housed in leased office space in Deerfield Beach, Florida. The office comprises approximately 8,000 square feet, occupied under a lease which expires on January 31, 1998. The Company's Chicago sales office consists of an office and conference room available on an as needed basis under a business identity plan lease which expired on January 31, 1996. The Company did not renew this lease because most work is being performed at customers' facilities.


Item 3.  Legal Proceedings

The Company is not a party to any legal proceedings, the outcome of which would have a material adverse impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1995.

Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters

There is no public market for the Company's common equity securities.

The approximate number of holders of record of the Company's common stock as of March 20, 1996 was 233.

The Company has never paid a cash dividend on its common stock and does not now or in the near future anticipate paying a cash dividend.


Item 6.  Management's Discussion and Analysis of Financial Condition

         Results of Operations

Net sales for the year ended December 31, 1995 were $1,986,992 representing an increase of 14.5% when compared to the prior year sales of $1,735,853. The increase in net sales of $251,139 was attributable to repeat sales to multi-unit operations, continued growth in sales to single-unit facilities and revenue derived from the sale of custom software to certain regional and national fast-food operations. As of December 31, 1995, the Company had a backlog of orders approximating $266,000, the majority of which were installed in the first quarter of 1996.

Effective January 1, 1995, the Company began recognizing revenue on its phone support and hardware maintenance contracts over the life of the contract, which is generally twelve months. This change was made because of the growing significance of these contracts to the overall business of the Company and resulted in the recognition of deferred revenue of $100,420 as of December 31, 1995. Prior to this change there was not a significant difference between the Company's former cash basis method of recognizing revenue on these contracts and the Company's current method.

Gross profit for 1995 grew to $1,571,276, representing an improvement of 14.9%, or $203,636, compared to the prior year. As a percentage of net sales, gross profit was 79.1% and 78.8% for 1995 and 1994, respectively.

Operating expenses increased $174,690 to $2,273,670 principally due to the addition of six research and development employees during 1995, and an increase in general and administrative expenses, offset in part by lower selling and marketing expenss due to the elimination of one Agent Sales Manager at the beginning of 1995.

Despite the Company's increases in net sales in 1995 and 1994, net losses of $668,222 and $677,518, respectively, were incurred in each year and have contributed to the accumulated deficit of $2,312,689 at December 31, 1995. The Company expects that the net losses experienced will turnaround with further increases in net sales.

         Liquidity and Capital Resources

At December 31, 1995, the Company's working capital was $208,208 compared to $798,571 at December 31, 1994. During 1995, net cash used in operations of the Company was $315,218, with investing activities using net cash of $40,626, principally for the acquisition of personal computers. Offsetting net cash usage in operations and investing activities was net cash provided from financing activities, principally $72,600 in drawdowns on the Company's term loan facility, loans from certain officers of the Company in the amount of $44,800, and the sale of $20,400 of common stock of the Company.

The Company has a $300,000 line of credit with a bank. Advances under the line bear interest at the prime rate plus one percent and are secured by the Company's accounts receivable and the personal guarantees of three principal stockholders. No advances were taken under the line during 1995 or 1996. The line of credit expires on May 1, 1997.

In September 1993, the Company commenced a stock offering for up to 1,000,000 common shares of the Company at a price of $5.10 per share. Proceeds raised in the offering, which expired in May 1994, approximated $1,352,000, net of offering costs.

In January 1995, the Company obtained a $100,000 term loan with a bank. The loan agreement requires interest only payments, at the bank's prime rate plus one percent, until the principal amount outstanding is converted to a three year term loan. At December 31, 1995, $72,600 was outstanding under this facility. In February 1996, the Company borrowed the remaining $27,400. All borrowings under this facility were used primarily to finance the purchase of computer hardware for use by the Company's research and development staff in the design of the Company's new Windows(R) based software. On February 5 1996, the $100,000 balance outstanding was converted to a three year term loan bearing interest at the prime rate plus one percent and requiring 36 equal monthly payments of principal and interest through March 1999.

Other than the stock offering, line of credit and term loan facility, the Company's primary source of funds has been from the sale of products and services. The Company's negative cash flow and continued net losses are primarily attributable to an insufficent level of revenue to cover research and development and other operating expenses.

During 1995 and 1994, the Company's significant capital expenditures were for upgrading the Company's computers, and research and development associated with new products and platforms.

The Company believes that cash flow generated from the release of its new Windows(R) based accounting software on May 1, 1996, cash flow resulting from fixed-price contracts for the custom development of accounting related software for national and regional restauarant chains, and the $300,000 line of credit will be sufficient to fund the Company's activities through the end of the year and will allow the Company to continue expanding marketing and product distribution. Through the end of the year, the Company expects to add approximately 10 full-time employees in research and development, sales and marketing, and administration in order to support the anticipated increase in revenue coming from sales of the Company's new Windows based software and the increasing significance of custom software developed for and sold to national and regional restaurant chains.


Item 7.  Financial Statements

See Item 13 for a list of the Company's financial statements and schedules filed as part of this report.


Item 8.  Changes in and Disagreements with Accountants on Accounting

None


Part III

Item 9.  Directors, Executive Officers, Promoters and Control Persons

The directors, executive officers and significant employees of the Company are as follows:



    Name                          Age                     Position
    ----                          ---                     --------

John E. Abdo                       52               Chairman of the Board

Mark E. Wotell                     49               President and Director

Matthew J. Wotell                  44               Executive Vice President of
                                                     Sales and Director

Christopher L. Wotell              43               Vice President of Marketing
                                                     and Director

Eugene J. Wotell                   40               Vice President Support
  Services and Director

Clement E. Wotell                  75               Vice President of Production
                                                     and Director Emeritus

Frank J. Abdo                      47               Director

J. Kenneth Gulden                  55               Director

James W. Rascoe                    34               Vice President of Research
                                                     and Development

Daniel W. Reese                    48               Vice President and Chief
                                                     Financial Officer



Business Experience of Directors, Executive Officers and Significant Employees


John E. Abdo has served as Chairman of the Board of the Company since 1991. Since 1974, Mr. Abdo has been Chairman of the Board and President of Wellington Construction & Realty, Inc., a real estate development company headquartered in South Florida, which has built several thousand residential dwelling units as well as many commercial and industrial properties since 1971. In 1984, he was elected to the Board of Directors of BankAtlantic, A Federal Savings Bank ("BankAtlantic") and currently serves as Vice Chairman of the Board and Chairman of its Executive Committee. Since 1985, Mr. Abdo has held the position of Chairman of the Board and President of BankAtlantic Development Corporation, a wholly-owned subsidiary of BankAtlantic. In 1987, Mr. Abdo became a member of the Board of Directors and Vice Chairman of BFC Financial Corporation, the controlling owner of BankAtlantic Bancorp., Inc. In 1994, Mr. Abdo was elected to the Board of Directors and named Chairman of BFC Financial Corporation, the controlling owner of BankAtlantic Bancorp., Inc., and was elected to the Board of Directors and named Vice Chairman and Chairman of the Executive Committee of BankAtlantic Bancorp, Inc., the holding company of BankAtlantic. Since 1990, Mr. Abdo has also been a Director of Benihana National Corporation, the International Japanese Steakhouse.

Mark E. Wotell was a co-founder of the Company and has served in a variety of positions since its inception. Since 1988, he has served as President of the Company and as a Director. Mr. Wotell received a Bachelor of Aeronautical and Astronautical Engineering degree from Ohio State University in 1970 and did extensive post graduate work in the field of aerodynamics. He is the son of Clement E. Wotell and brother of Matthew J. Wotell, Christopher L. Wotell and Eugene J. Wotell.

Matthew J. Wotell was a co-founder of the Company and has served in a variety of positions with the Company since its inception in 1984. Since 1988 he has served as Vice President of Sales (effective September 1, 1994, Executive Vice President of Sales) and a Director. He is the son of Clement E. Wotell and Brother of Mark E. Wotell, Christopher L. Wotell and Eugene J. Wotell.

Christopher L. Wotell was a co-founder of the Company and has served in a variety of positions since its formation in 1984. Since 1988, he has served as Vice President of Marketing and as a Director. He is the son of Clement E. Wotell and Brother of Mark E. Wotell, Matthew J. Wotell and Eugene J. Wotell.

Eugene J. Wotell was a co-founder of the Company and has served in a variety of positions since its inception in 1984. Since 1988 to December 31, 1994, he served as Vice President of Research and Development. Effective January 1, 1995, he became Vice President of Support Services responsible for all product support. He is the son of Clement E. Wotell and brother of Mark E. Wotell, Christopher L. Wotell and Matthew J. Wotell.

Clement E. Wotell was a co-founder of the Company and has served in a variety of positions since its inception in 1984. Since 1988, he has served as Vice President of Production for the Company and as a Director. Effective July 1, 1993, he resigned as a Director of the Company and was designated a non-voting Director Emeritus. He is the father of Mark E. Wotell, Christopher L. Wotell, Matthew J. Wotell and Eugene J. Wotell.

Frank J. Abdo has served on the Board of Directors for the Company since 1991. Mr. Abdo is the Executive Vice President for Wellington Construction & Realty, Inc., a real estate development company headquartered in South Florida, having built and developed several thousand residential dwelling units as well as many commercial and industrial properties since 1971. In 1987, Mr. Abdo was elected to the Board of Directors of BankAtlantic Development Corporation, a wholly-owned subsidiary of BankAtlantic. He is the brother of John E. Abdo.

J. Kenneth Gulden has served on the Board of Directors of the Company since 1991. Mr. Gulden is the Chairman of the Board and President of the Cove Restaurant and Marina, Inc. in Deerfield Beach, Florida and has held such position since 1976. He was an active member of the Florida Bar until 1989 when he chose an inactive status.

James W. Rascoe served as Director of Research and Development for the Company from May 1993 to December 1994. Effective January 1, 1995, he was named Vice President of Research and Development. Prior to joining the Company, Mr. Rascoe spent four years as Vice President with Fortis Development Corporation and approximately two years as President of Innovative Research and Development, both of which were involved in the research and development of computer software applications. Mr. Rascoe is married to the daughter of Clement E. Wotell.

Daniel W. Reese has served as Vice President and Chief Financial Officer since July 1994. Prior to joining the Company, Mr. Reese spent approximately 13 years with RJR Nabisco, Inc. where he held a variety of positions, the most recent of which was Vice President of Finance for the Del Monte Foods Division. Before joining RJR Nabisco, Mr. Reese worked approximately nine years for Coopers & Lybrand, Certified Public Accountants.

Item 10. Executive Compensation

The following table sets forth the cash compensation paid with respect to services rendered in all capacities to the Company during the fiscal year ended December 31, 1995 to the five most highly compensated executive officers of the Company whose cash compensation (including bonuses and deferred compensation) exceeded $60,000 and for all executive officers as a group:


Name of Individual or                Capacities in                 Cash
   Number in Group                   Which Served              Compensation (1)
   ---------------                   ------------              ----------------

Mark E. Wotell (2)                   President                    $89,145
Christopher L. Wotell (2)            Vice President                88,509
Matthew J. Wotell (2)                Vice President                84,387
Eugene J. Wotell (2)                 Vice President                84,387
James W. Rascoe   (2)                Vice President                83,839
                                                                   ------

All executive officers
  as a group (7 persons)                                         $544,267
                                                                  -------


(1) The table includes all compensation earned by the named individuals and is gross of any loans made to the Company in 1995 by the listed officers. The Company does not provide its executive officers with any personal benefits other than stock options under the Company's 1994 Stock Option Plan.

(2) The Registrant has entered into employment contracts with each of the above named executive officers. See "Management - Employment and Related Agreements".

Management - Employment and Related Agreements

Each of the executive officers listed in the cash compensation table are parties to employment and non-compete agreements which expire on July 31, 1998. The agreements provide for annual salaries of $129,441 for Mark E. Wotell, $108,805 for Christopher L. Wotell, $105,068 for Matthew J. Wotell, $105,068 for Eugene
J. Wotell and for James W. Rascoe a minimum of $70,000 which increases over the term of the agreement to $100,000. For 1995 and 1994, each executive officer, except James W. Rascoe, elected to accept a lesser salary than specified in their respective agreement and also waived their right to be paid the difference in the future. Additionally, Mr. Rascoe's agreement provides that he will receive 25,000 shares of the Company's common stock for every $1,000,000 in sales by the Company of products Mr. Rascoe plans, designs and develops, as defined in the agreement, up to a maximum of 150,000 shares. Each of the agreements also include a provision that the executive officer will not engage in activities in competition with the Company, as defined in the agreements, so long as their are employees of the Company and for a period of three years thereafter. The Board of Directors, in their sole discretion, has the authority to increase at any time the annual salary of any executive officer.

John E. Abdo, Chairman of the Board, is also a party to an agreement with the Company which expires on July 31, 1998. The agreement provides for minimum annual compensation of $100,000 for services rendered by him on behalf of the Company. Mr. Abdo's annual compensation may be increased at any time by the Board of Directors of the Company in its sole discretion. The agreement further provides that Mr. Abdo may not engage in certain activities in competition with the Company, as defined in the agreement, so long as he is an employed by the Company and for a period of three years thereafter. For 1995 and 1994, the Chairman of the Board elected to receive no compensation under his agreement and also waived his right to receive the difference in the future.

         Shareholders' Agreement

Mark E. Wotell, Christopher L. Wotell, Matthew J. Wotell, Eugene J. Wotell, Clement E. Wotell, John E. Abdo and Frank J. Abdo are parties to a Shareholders' Agreement which provides that each party will take such actions and will vote their shares so as to cause the Board of Directors of the Company to consist of ten (10) members, four of whom shall be identified by the above named Wotells (the "Wotells"), four of whom shall be identified by John E. Abdo and Frank J. Abdo and two of whom shall be mutually agreed upon by the Wotells and John E. Abdo and Frank J. Abdo. The terms of the agreement provide that the agreement will terminate upon the earlier of the closing of a public offering, as defined, or an agreement to terminate the Shareholders' Agreement by the holders of 80% of the shares of common stock held by the parties to the agreement.


Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of March 20, 1996, the ownership of the Company's common stock by (a) each person who is known by the Company to own of record or beneficially own more than five percent (5%) of the Company's outstanding common stock, (b) each of the Company's directors, officers and significant employees and (c) all directors, officers and significant employees as a group.


                                    Number of Shares           Percent
                                   Beneficially Owned         of Class
                                   ------------------         --------
John E. Abdo
 1350 N.E. 56th Street
 Ft. Lauderdale, FL 33334              1,012,000               29.9.0%

Mark E. Wotell (1)                       313,245                9.3

Christopher L. Wotell (1)                313,245                9.3

Matthew J. Wotell (1)                    313,245                9.3

Eugene J. Wotell (1)                     313,245                9.3

Clement E. Wotell (1)                    313,245                9.3

J. Kenneth Gulden
 641 S.W. 16th Street
 Boca Raton, FL 33486                    202,000                6.0

Frank J. Abdo
 1350 N.E. 56th Street
 Ft. Lauderdale, FL 33334                101,000                3.0

James W. Rascoe (1)                        1,000                 .0003

Daniel W. Reese (1)                        4,000                 .001

All Directors, Officers and
 Significant Employees as
 a Group                               2,886,225               85.4


(1) Unless otherwise indicated, the address of each person is c/o Coconut Code, Inc., 1430 South Federal Highway, Deerfield Beach, Florida 33441.


Item 12. Certain Relationships and Related Transactions

John E. Abdo, Chairman of the Board, and Frank J. Abdo, a Director of the Company. own a controlling interest in Time Information Systems Inc. ("TIS"). TIS was licensed by the Company to market and support the Company's products. In January 1992, the principals of TIS decided to discontinue its activities. Subsequently, the Company purchased the inventory and equipment of TIS at its fair market value (approximately $30,000) and agreed to pay TIS, or it assignees, a 10% commission based on sales (net of costs) resulting from customer introductions made by TIS up to a maximum of $50,000. Through December 31, 1995, the Company has paid $21,825 in commissions based on such agreement. For 1995 and 1994, the Company was charged $18,000 each year for rent pertaining a portion of office space occupied off-site of Company facilities by the Company's Chairman.

In July 1990, the Company agreed to pay James W. Rascoe $100,000 for the development of the software program which runs the Company's TimeWare(R) system. Amounts earned are payable monthly on the basis of 10% of the net proceeds received by the Company from TimeWare(R) sales. The balance remaining payable at December 31, 1995 was $7,823. Mr. Rascoe is married to the daughter of Clement
E. Wotell. Mr. Rascoe became an employee of the Company on May 10, 1993 and is currently Vice President of Research and Development.

The Company entered into an agreement with Benihana National Corporation and Benihana of Tokyo pursuant to which the Company agreed to develop and install customized versions of the Company's Food Service Management System (FSMS(TM)) in several Benihana restaurants. The development and installations were completed in June 1992. Pursuant to the agreement, the Company received $120,000 in the form of cash and notes. John E. Abdo, the Company's Chairman of the Board, is also a director of Benihana National Corporation.

The Company believes that all of the transactions between the Company and its officers, directors and affiliates of the Company were on terms no less favorable than could have been obtained on an arms-length basis from unrelated third parties.

Item 13. Exhibits and Reports on Form 8-K

(a) The following documents are filed as part of this Form 10-KSB:

 1. Financial Statements

     Consolidated Balance Sheets as of December 31, 1995 and 1994

     Consolidated Statements of Operations for the years ended December 31, 1995 and 1994

     Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1995 and 1994

     Consolidated Statements of Cash Flows for the years ended December 31, 1995 and 1994

     Notes to Consolidated Financial Statements

 2. Exhibits

     Exhibits marked with an asterisk are filed  herewith.  The remainder of the
     exhibits  have   heretofore   been  filed  with  the   Commission  and  are
     incorporated by reference.


 Exhibit No.                        Description

    3.1                             Articles of Incorporation of the Registrant

    3.2                             Bylaws of the Registrant

    3.3                             Copy of Shareholders' Agreement

    3.5                             Form of Warrant Certificate

    6.1                             Form of Employment Agreement between the
                                     Registrant and John E. Abdo

    6.2                             Form of Employment Agreement between the
                                     Registrant and Mark E. Wotell

    6.3                             Form of Employment Agreement between the
                                     Registrant and Christopher L. Wotell

    6.4                             Form of Employment Agreement between the
                                     Registrant and Eugene J. Wotell

    6.5                             Form of Employment Agreement between the
                                     Registrant and Matthew J. Wotell

    6.6                             Form of Employment Agreement between the
                                     Registrant and Clement E. Wotell

    6.7                             Form of Employment Agreement between the
                                     Registrant and James W. Rascoe

   23.1*                            Consent of Arthur Andersen LLP

                                                                   Exhibit 23.1





               CONSENT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



As  independent   certified  public  accountants,   we  hereby  consent  to  the
incorporation of our report included in this Form 10-KSB, into the Company's previously filed Registration Statement File No. 33-64164A.




ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
June 10, 1996.

Signatures


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, there unto duly authorized.


Coconut Code, Inc. (Registrant)


By: /s/ Daniel W. Reese
    Daniel W. Reese, Vice President
     and Chief Financial Officer
     June 4, 1996


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of April 14, 1996.


John E. Abdo                                     /s/ John E. Abdo
 Chairman of the Board and Director

Mark E. Wotell                                   /s/ Mark E. Wotell
 President and Director

Christopher L. Wotell                            /s/ Christopher L. Wotell
 Vice President of Marketing,
 Secretary and Director

Matthew J. Wotell                                /s/ Matthew J. Wotell
 Executive Vice President of Sales
 and Director

Eugene J. Wotell                                 /s/ Eugene J. Wotell
 Vice President of Support Services
 and Director

Clement E. Wotell                                 /s/ Clement E. Wotell
 Vice President of Production
 and Director Emeritus

Frank J. Abdo                                     /s/ Frank J. Abdo
 Director

J, Kenneth Gulden                                 /s/ J. Kenneth Gulden
 Director

                               COCONUT CODE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
        TOGETHER WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Board of Directors and Management of Coconut Code, Inc.:

We have audited the accompanying consolidated balance sheets of Coconut Code, Inc. (a Florida corporation) and subsidiary as of December 31, 1995 and 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coconut Code, Inc. and subsidiary as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.




ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
March 22, 1996.

                        COCONUT CODE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1995 AND 1994

                                     ASSETS

                                                                                        1995            1994
                                                                                    ------------    ------------
CURRENT ASSETS:
Cash and cash equivalents                                                          $   242,603    $   473,147
 Accounts receivable (net of allowance for doubtful
 accounts of $92,377 and $66,250 at December 31, 1995 and 1994, respectively)          317,714        261,660
 Inventories                                                                            31,352         47,139
 Current portion of finance receivables (net of unearned lease income of
    $11,646 and $21,570 at December 31, 1995 and 1994, respectively,
     and allowance for doubtful accounts of $15,851 at December 31, 1995)               50,518         98,645
 Notes receivable (net of allowance of $49,000 at December 31, 1995
    and 1994, respectively)                                                             72,179        115,453
 Prepaid expenses                                                                       57,331         98,076
                                                                                   -----------    -----------

        Total current assets                                                           771,697      1,094,120

 PROPERTY AND EQUIPMENT, at cost (net of accumulated depreciation of
    $188,623 and $133,200 at December 31, 1995 and 1994, respectively)                 250,154        211,181

OTHER ASSETS:
 Long-term  portion of finance  receivables  (net of  unearned  lease  income of
    $18,105 and $14,097 at December 31, 1995 and 1994, respectively,
     and allowance for doubtful accounts of $36,654 at December 31, 1995)               52,975        102,592
 Notes receivable                                                                         --           30,496
 Other assets                                                                            2,293         18,935
                                                                                   -----------    -----------

                                                                                   $ 1,077,119    $ 1,457,324
                                                                                   ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 Due to related party                                                              $     7,823    $    20,000
 Accounts payable                                                                      166,467        142,513
 Accrued expenses                                                                      271,799        133,036
 Loans from officers                                                                    44,800           --
 Note payable                                                                           72,600           --
                                                                                   -----------    -----------

        Total current liabilities                                                      563,489        295,549

LONG-TERM LIABILITY:  Due to related party                                                --              323

COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY:
 Common stock ($.01 par, 10,000,000 shares authorized,
    3,382,325 and 3,378,325 issued and outstanding at
    December 31, 1995 and 1994, respectively)                                           33,823         33,783
 Additional paid-in capital                                                          2,792,496      2,772,136
 Accumulated deficit                                                                (2,312,689)    (1,644,467)
                                                                                   -----------    -----------

                                                                                       513,630      1,161,452
                                                                                   -----------    -----------

                                                                                   $ 1,077,119    $ 1,457,324
                                                                                   ===========    ===========

   The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                   COCONUT CODE, INC. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF OPERATIONS

            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994





                                                     1995           1994
                                                 -----------    -----------

NET SALES                                        $ 1,986,992    $ 1,735,853

COST OF SALES                                        415,716        368,213
                                                 -----------    -----------

     Gross profit                                  1,571,276      1,367,640

                                                 -----------    -----------

OPERATING EXPENSES:
     Selling and marketing                           847,719      1,017,295
     General and administrative                      893,196        706,106
     Research and development                        477,332        329,746
     Depreciation and amortization                    55,423         45,833
                                                 -----------    -----------

                                                   2,273,670      2,098,980

                                                 -----------    -----------

LOSS FROM OPERATIONS                                (702,394)      (731,340)

                                                 -----------    -----------

OTHER INCOME (EXPENSE):
     Interest income                                  14,866         40,416
     Interest expense                                (10,150)        (1,996)
     Other                                            29,456         15,402
                                                 -----------    -----------

                                                      34,172         53,822

                                                 -----------    -----------

NET LOSS                                         $  (668,222)   $  (677,518)
                                                 ===========    ===========

NET LOSS PER SHARE (Primary and fully diluted)   $     (0.20)   $     (0.20)
                                                 ===========    ===========

WEIGHTED AVERAGE SHARES OUTSTANDING                3,381,420      3,359,073
                                                 ===========    ===========




       The accompanying notes to consolidated financial statements are an integral part of these statements of operations.

                                                                   COCONUT CODE, INC. AND SUBSIDIARY
                                                    CONSOLIDATED STATEMENTS OF CHAMGES IN STOCKHOLDERS' EQUITY

                                                              FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994



                                              Common Stock             Additional                              Total
                                 ---------------------------------      Paid-in           Accumulated      Stockholders'
                                     Shares            Amount           Capital             Deficit            Equity
                                 ---------------   ---------------  -----------------   -----------------  ---------------

BALANCE, December 31, 1993            3,283,425           $32,834         $2,353,136           ($966,949)      $1,419,021

    Shares issued through SB-1
     public offering                    94,900               949            483,041                -             483,990

    Offering costs                           -                 -             (64,041)               -             (64,041)

    Net loss for year                        -                 -                -               (677,518)        (677,518)
                                 ---------------   ---------------  -----------------   -----------------  ---------------

BALANCE, December 31, 1994            3,378,325            33,783          2,772,136          (1,644,467)       1,161,452

    Net loss for year                        -                 -                -               (668,222)        (668,222)

    Shares issued                         4,000                40             20,360                -              20,400
                                 ---------------   ---------------  -----------------   -----------------  ---------------

BALANCE, December 31, 1995            3,382,325           $33,823         $2,792,496         ($2,312,689)        $513,630
                                 ===============   ===============  =================   =================  ===============




The accompanying notes to consolidated financial statements are an integral part of these statements of changes in stockholders' equity.

                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994


                                                          1995         1994
                                                      -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                            $  (668,222) $  (677,518)

    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation and amortization                      55,423       45,833
        Provision for doubtful accounts                   120,767       57,886
    Changes in operating assets and liabilities:
        Increase in accounts receivable                  (104,316)    (129,891)
        Decrease (increase) in finance
          receivables, net                                 45,239      (66,098)
        Decrease (increase) in inventories                 15,787      (11,121)
        Decrease (increase) in prepaid expenses            40,745      (14,743)
        Decrease (increase) in other assets                16,642      (12,464)
        Increase in accounts payable                       23,954       36,788
        Increase in accrued expenses                      138,763       73,616

                                                      -----------  -----------

          Total adjustments                               353,004      (20,194)

                                                      -----------  -----------

          Net cash used in operating activities          (315,218)    (697,712)


CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                 (94,396)    (115,066)
      Decrease in notes receivable                         53,770       69,237
                                                      -----------  -----------

          Net cash used in financing activities           (40,626)     (45,829)

                                                      -----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in due to related party                    (12,500)     (12,893)
      Increase in loans from officers                      44,800         --
      Proceeds from (repayment of) note payable            72,600     (172,000)
      Proceeds from issuance of common stock               20,400      483,990
      Stock issuance costs                                   --        (64,041)
                                                      -----------  -----------

          Net cash provided from financing activities     125,300      235,056

                                                      -----------  -----------

          Net decrease in cash                           (230,544)    (508,485)

CASH AND CASH EQUIVALENTS , beginning of year             473,147      981,632

                                                      -----------  -----------

CASH AND CASH EQUIVALENTS, end of year                $   242,603  $   473,147

                                                      ===========  ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

      Cash paid during the year for interest          $     9,549  $     2,969
                                                      ===========  ===========


       The accompanying notes to consolidated financial statements are an integral part of these statements of cash flows.

                        COCONUT CODE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1995 AND 1994



(1) ORGANIZATION:
Coconut Code, Inc. (the "Company") was organized as a Florida corporation on April 30, 1984. The Company's principal business is to develop, market and support accounting and management software primarily for the restaurant and hospitality industry. The Company owns 100% of the outstanding stock of Software Leasing Company ("SLC") whose sole business purpose is to lease software to customers of the Company.

The Company markets its products in the highly competitive software industry which is characterized by rapid technological changes and, consequently, product obsolescence could have an adverse effect on the Company's financial condition and results of operations. The Company believes that its core products give it a competitive advantage because of product features not offered by competitors and, most importantly, that the Company owns and controls its own code for these products.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Use of Estimates in the Preparation of Financial Statements-

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Principles of Consolidation-

All significant intercompany accounts and transactions have been eliminated upon consolidation.


         Cash Equivalents-

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

         Inventories-

Inventories primarily consist of computer hardware, a component of the Company's time and attendance system, and are stated at the lower of cost (first-in, first-out) or market.

         Leases Receivable-

All of SLC's leases qualify as direct finance sales-type leases under Statement of Financial Accounting Standards ("SFAS") No. 13, "Accounting for Leases". The Company records, on its consolidated balance sheet, the future minimum lease payments reduced by the unearned lease income. The unearned lease income is recorded as revenue to reflect a constant periodic rate of return on the net investment over the term of the leases, which range from 2 to 5 years. The interest rates on these leases range from approximately 8% to 16%.

         Property and Equipment-

Property and equipment are stated at cost. Depreciation is charged to operations over the estimated useful lives of the related assets and is computed using the straight-line method.

The estimated useful lives of property and equipment are as follows:

                                                           Years
                                                           -----
             Computer equipment                              5
             Office equipment                              5-7
             Leasehold improvements                          5

         Income Taxes-

Deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using tax rates in effect for the year in which differences are expected to reverse. Future tax benefits, such as net operating loss carryforwards, are recognized to the extent that realization of such benefits is more likely than not.

In 1995 and 1994, the Company generated loss carryforwards for both book and tax purposes. At December 31, 1995 the available tax loss carryforward is approximately $1,620,000 and expires during 2009 and 2010. Because realization of the net operating loss carryforward is not more likely than not, a valuation allowance in the same amount has been established and, accordingly, no deferred tax asset is reflected in the accompanying consolidated balance sheet.

         Revenue Recognition-

Revenue from software and hardware sales is recognized when the product is installed by Company authorized personnel at the customer's facility. Sales of product to dealers who resell to their customers is recognized as revenue upon shipment to the dealer.

Revenue on fixed fee software development contracts is recognized using the percentage-of-completion method.

Effective January 1, 1995, the Company began recognizing revenue on its phone support and hardware maintenance contracts over the life of the contract which is generally twelve months. This change was made because of the growing significance of these contracts to the overall business of the Company and resulted in the recognition of deferred revenue of $100,420 as of December 31, 1995. Prior to this change there was not a significant difference between the Company's former cash basis method of recognizing revenue on these contracts and the Company's current method.

         Research and Development-

Research and development costs are expensed as incurred. These costs primarily consist of wages paid to employees for the development of the Company's software.

         Accounting Pronouncements-

In March 1995, The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires adoption in fiscal 1996. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. The Company believes the adoption of SFAS No. 121 will not have a material effect on the Company's financial condition or results of operations.

In October 1995, The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires adoption in fiscal 1996. SFAS No. 123 requires that the Company's financial statements include certain disclosures about stock-based employee compensation arrangements and permits the adoption of a change in accounting for such arrangements. Changes in accounting for stock-based compensation are optional, and the Company plans to adopt only the disclosure requirements in 1996.

         Reclassifications-

Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 presentation.


(3) NOTES RECEIVABLE:

The Company has notes receivable from certain customers and related parties as discussed in Note 7. The notes bear interest ranging from 8% to 10% and require payments through 1996 in the aggregate principal amount of $121,179.


(4) FINANCE RECEIVABLES:

Future minimum rentals on finance receivables consist of the following at December 31, 1995:

                                                  1996   $ 78,015
                                                  1997     53,441
                                                  1998     13,521
                                                  1999     40,772
                                                           ------
                                                          185,749
                           Less: Unearned lease income    (29,751)
                                                          -------
                           Leases receivable              155,998
                           Less:  Allowance for doubtful
                                    accounts              (52,505)
                                                          -------
                           Leases receivable, net        $103,493
                                                         ========


(5) PREPAID EXPENSES:

Prepaid expenses consist of the following at December 31, 1995 and 1994:

                                                        1995     1994
                                                        ----     ----
         Prepaid rent                                 $15,718  $26,951
         Brochures, videos and information booklets     4,078   21,846
         Prepaid sales agent commissions               13,038   12,847
         Other prepaid expenses                        24,497   36,432
                                                       ------   ------
                                                      $57,331  $98,076
                                                      =======  =======





(6) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31, 1995 and 1994:

                                                1995         1994
                                             ---------    ---------
            Computer equipment               $ 317,555    $ 233,263
            Office equipment                   101,171       91,067
            Leasehold improvements              20,051       20,051
                                             ---------    ---------
                                               438,777      344,381
            Less: Accumulated depreciation    (188,623)    (133,200)
                                             ---------    ---------

                                             $ 250,154    $ 211,181
                                             =========    =========


(7) ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31, 1995 and 1994:

                                                 1995       1994
                                                 ----       ----
              Deferred revenue                 $100,420   $   --
              Wages                              54,942     49,270
              State, local and payroll taxes     94,310     52,968
              Commissions                         6,526     13,621
              Other accrued expenses             15,601     17,177
                                               --------   --------

                                               $271,799   $133,036
                                               ========   ========


(8) RELATED PARTY TRANSACTIONS:

In July of 1990, the Company agreed to pay a relative of certain stockholders and officers of the Company $100,000 for the development of the Company's TimeWare(R) software program. The agreement provides for payments to be made from ten percent (10%) of the net proceeds received by the Company from the sale of each TimeWare(R) package in any given month. At December 31, 1995 and 1994, the remaining balance outstanding was $7,823 and $20,323, respectively.

Included in the notes receivable balance are three notes from employees. Two of these notes, in the amounts of $6,908 and $2,850, bear interest at 8% with repayment being made through payroll and commission deductions. The third note, in the amount of $16,000, is due on demand and bears interest at 18%.

The Company's Chairman of the Board together with another director of the Company own a controlling interest in Time Information Systems, Inc. ("TIS"), which was licensed by the Company to market and support the Company's products. In 1992, TIS discontinued its activities and, subsequently, the Company purchased TIS's inventory and equipment at fair market value (approximately $30,000) and agreed to pay TIS a 10% commission on sales (net of cost) resulting from customer introductions made by TIS up to a maximum of $50,000. Through December 31, 1995, the Company has paid $21,825 in commissions based on such agreement.

Under an agreement entered into with Benihana National Corporation and Benihana of Tokyo, the Company developed and installed, in June 1992, several customized versions of the Company's back office accounting software in Benihana restaurants. Pursuant to the agreement, the Company received $120,000 in the form of cash and notes. At December 31, 1995, $24,340 is outstanding on the notes. The Company's Chairman of the Board is also a director of Benihana National Corporation.

For 1995 and 1994, the Company was charged $18,000 each year for rent pertaining to a portion of office space occupied off-site of Company facilities by the Company's Chairman.

During 1995, certain officers of the Company loaned $44,800 to the Company for working capital requirements. These loans bear interest at 12% and are repayable prior to December 31, 1996.


(9) BORROWINGS:

The Company has a $300,000 line of credit with a bank. The line of credit expires on May 1, 1997. Advances under the line bear interest at the prime rate plus one percent and are secured by the Company's accounts receivable and the personal guarantees of three of the Company's principal stockholders. No advances have been taken under this line of credit.

On January 30, 1995, the Company obtained a $100,000 term loan with a bank. The loan arrangement requires interest only payments, at the prime rate plus one percent, until the principal amount outstanding is converted to a three year term loan.

At December 31, 1995, $72,600 was outstanding under this facility. In February 1996, the Company borrowed the remaining $27,400. All borrowings under this facility were used primarily to finance the purchase of computer hardware for use by the Company's research and development staff in the design of its new Windows(R) based software. In March 1996, the $100,000 balance outstanding under this facility was converted to a three year term loan requiring 36 equal monthly payments comprised of principal and interest through March 1999.


(10) STOCKHOLDERS' EQUITY:

In September 1993, the Company commenced an SB-1 public offering for up to 10,000 units at $510 per unit. Each unit consisted of 100 shares of $.01 par value common stock with restricted transferability and twenty-five redeemable warrants to purchase twenty-five shares of common stock. Each warrant entitles the holder to purchase, during the three year period commencing on the distribution date of the units, as defined in the Prospectus, one share of common stock at a per share price of $6.50. If the Company completes another public offering, as defined in the Prospectus, the Company may redeem the warrants at $.01 per warrant at any time prior to September 1996 upon 30 days notice to holders.

The offering expired in May 1994. During 1994, the Company sold 949 units resulting in proceeds to the Company of $419,949, net of related offering costs.

In 1995, the Company sold 4,000 shares of common stock to private investors resulting in proceeds to the Company of $20,400.


(11) STOCK OPTIONS:

In October 1994, the stockholders of the Company approved the 1994 Stock Option Plan (the "Plan") under which an aggregate of 330,000 common shares are available for issuance. Under the Plan, incentive stock options and nonqualified stock options may be granted to purchase common shares at exercise prices not less than fair market value at the date of grant. Incentive stock options are available for grant only to employees of the Company, while nonqualified options may be granted to both employees and certain nonemployees of the Company. The terms of each option agreement are determined by the Board of Directors.

On November 15, 1995 and December 22, 1994, 165,250 and 152,200 options were granted at an option price of $7.75 and $5.10 per share, respectively. Each option under the November 15, 1995 grant becomes fully exercisable five years from the date of grant with all unexercised options expiring not later than ten years from the date of grant.

Under the December 22, 1994 grant, options become exercisable over a three year period commencing on December 22, 1997 with all unexercised options expiring not later than ten years from the date of grant. At December 31, 1995, 311,750 shares were outstanding, none were exercisable and 18,250 shares were available for future grant.


(12) COMMITMENTS:

The Company leases its Florida office space and also maintains an office in Chicago pursuant to operating leases, both of which require fixed monthly rental payments, plus certain operating costs. Rent expense for 1995 and 1994 was $78,816 and $81,914, respectively. On April 1, 1996, the Company renewed its lease for its Florida office space through January 31, 1998.

At December 31, 1995, the future minimum rental payments under operating leases was as follows:
                           Year                      Amount
                           ----                      ------
                           1996                     $39,700


The members of the Wotell family and the Company's Vice President of Research and Development, a relative of the Wotell family, are parties to employment and non-compete agreements with the Company. The agreements provide for minimum annual salaries of $129,441 for Mark E. Wotell, $108,805 for Christopher L. Wotell, $105,068 for Matthew J. Wotell, $105,068 for Eugene J. Wotell, $82,267 for Clement E. Wotell and a minimum annual salary of $70,000 increasing to $100,000 by July 31, 1998 for the Vice President of Research and Development. Additionally, the Vice President of Research and Development's agreement provides that he will receive 25,000 shares of the Company's common stock for every $1,000,000 in sales by the Company of products he plans, designs and develops, as defined in the agreement, up to a maximum of 150,000 shares. The annual compensation of each of the parties to the employment and non-compete agreements may be increased at any time by the Board of Directors at its sole discretion. For 1995 and 1994, each of the parties to the employment and non-compete agreements elected to accept annual compensation less than the amount specified in their respective agreement and also waived their right to receive the difference in the future. The agreements further provide that each party to the agreement may not compete with the Company so long as such party is employed by the Company and for a period of three years thereafter.

The Company's Chairman of the Board is also a party to an agreement with the Company which expires on July 31, 1998. The agreement provides for minimum annual compensation of $100,000 for consulting services rendered to the Company. The annual compensation of the Chairman may be increased at any time by the Company's Board of Directors at its sole discretion. For 1995 and 1994, the Chairman of the Board elected to receive no compensation under his consulting agreement and also waived his right to receive the difference in the future.


(13) BACKLOG:

At December 31, 1995, the Company had a backlog of orders approximating $266,000, the majority of which was scheduled for installation in early 1996.