Form 10QSB
period 1996-03-31
COCONUT CODE INC /FL/
filed 1996-06-10
CIK 908181

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB



X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.

For the quarterly period ended       March 31, 1996
- -------------------------------------------------------------

                                             OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
            EXCHANGE ACT OF 1934


For the transition period from                     to
- ---------------------------------------------                --------------

                         Commission File No. 33-64164-A


                               COCONUT CODE, INC.
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                     FLORIDA
- -------------------------------------------------------------------------------
            (State or jurisdiction of incorporation or organization)

                                   59-2556411
- -------------------------------------------------------------------------------
                      (I.R.S. employer identification No.)

           1430 South Federal Highway, Deerfield Beach, Florida 33441
- -------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)

       Registrant's telephone number, including area code (305) 481-9331
- -------------------------------------------------------------------------------

                                 NOT APPLICABLE
- -------------------------------------------------------------------------------
        Former name, address and fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock , $.01 par value, of the Registrant issued and outstanding as of May 10, 1996 was 3,382,325.
===============================================================================

                               COCONUT CODE, INC.

                              INDEX TO FORM 10-QSB




PART 1            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                   Balance Sheet as of March 31, 1996

                   Statements of Operations - For the
                   Three Months Ended March 31, 1996
                   and 1995

                   Statements of Cash Flows - For the
                   Three Months Ended March 31, 1996
                   and 1995

                   Notes to Consolidated Financial Statements

Item 2.           Management's Discussion and Analysis of
                  Results of Operations and Financial Condition

PART 2.           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security
                  Holders

Item 6.           Exhibits and Reports on Form 8-K

                          PART 1. FINANCIAL INFORMATION

                        COCONUT CODE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1996

                                   (Unaudited)

       ASSETS
       CURRENT ASSETS:
         Cash and equivalents                                $   127,560
         Accounts receivable (net of allowance
            for doubtful accounts of $97,377)                    286,116
         Inventories                                              23,815
         Current portion of finance receivables
            (net of unearned income of $10,046
            and allowance for doubtful accounts
            of $22,851)                                           45,119
         Notes receivable (net of allowance for
            doubtful accounts of $49,000)                         45,496
         Prepaid expenses                                         46,547
                                                             -----------
               Total current assets                              574,653

       PROPERTY AND EQUIPMENT, at cost (net of accumulated
         depreciation of $204,523)                               240,641

       OTHER ASSETS:
         Long-term portion of finance receivables (net
            of unearned income of $16,905 and allowance
            for doubtful accounts of $43,654)                     36,322
         Other assets                                              2,293
                                                             -----------
                                                             $   853,909
                                                             ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
       CURRENT LIABILITIES:
         Due to related party                                $     3,323
         Accounts payable                                        161,806
         Accrued expenses                                        183,846
         Deferred income                                         119,875
         Loans from officers                                      61,600
         Note payable                                             33,324
                                                             -----------
                                                                 563,774
       LONG-TERM LIABILITY:
         Note payable                                             66,676

       STOCKHOLDERS' EQUITY:
         Common stock ($.01 par; 10,000,000 shares
           authorized, 3,382,325 issued and outstanding)          33,823
         Additional paid-in capital                            2,792,496
         Accumulated deficit                                  (2,602,860)
                                                             -----------
                                                                 223,459
                                                             -----------
                                                             $   853,909
                                                             ===========


                 See notes to consolidated financial statements.

                          PART 1. FINANCIAL INFORMATION

                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                      For the three months ended March 31,
                                     --------------------------------------
                                          1996                   1995
                                     --------------        ----------------
NET SALES                               $365,192                $471,497

COST OF SALES                             74,131                 103,883
                                        --------                --------

    Gross profit                         291,061                 367,614
                                        --------                --------


OPERATING EXPENSES:
  Selling and marketing                  178,990                 238,993
  General and administrative             234,283                 214,209
  Research and development               155,771                  94,611
  Depreciation and amortization           15,900                  11,430
                                        --------                --------
                                         584,944                 559,243
                                        --------                --------

LOSS FROM OPERATIONS                    (293,883)               (191,629)
                                        --------                --------

OTHER INCOME (EXPENSE):
  Interest income                            607                   7,309
  Interest expense                        (1,133)                   (104)
  Other                                    4,238                     955
                                        --------                --------
                                           3,712                   8,160
                                        --------                --------

NET LOSS                               ($290,171)              ($183,469)
                                       =========               =========

NET LOSS PER SHARE                        ($0.09)                 ($0.05)
                                       =========               =========

WEIGHTED AVERAGE SHARES OUTSTANDING    3,382,325               3,379,186
                                       =========               =========



                 See notes to consolidated financial statements.

                          PART 1. FINANCIAL INFORMATION
                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the three
                                                       months ended March 31,
                                                       ----------------------
                                                          1996         1995
                                                       ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             ($290,171)   ($183,469)

  Adjustments to reconcile net loss to
   net cash used in operating activities:
      Depreciation and amortization                       15,900       11,430
      Provision for doubtful accounts                     19,000       14,074
  Changes in operating assets and liabilities:
    Decrease (increase) in accounts receivable            26,598      (75,256)
    Decrease in finance receivables, net                   8,052       14,933
    Decrease (increase) in inventories                     7,537      (16,311)
    Decrease (increase) in prepaid expenses               10,784       (7,990)
    Decrease in other assets                                --          8,681
    (Decrease) increase in accounts payable               (4,661)      17,306
    Increase in accrued expenses and
      deferred revenue                                    31,922       63,331
                                                       ---------    ---------
        Total adjustments                                115,132       30,198
                                                       ---------    ---------

        Net cash used in operating activities           (175,039)    (153,271)
                                                       ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                      (6,387)     (25,043)
  Decrease in notes receivable                            26,683       22,685
                                                       ---------    ---------

        Net cash used in investing activities             20,296       (2,358)
                                                       ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to related party                        (4,500)        --
  Increase in loans from officers                         16,800         --
  Proceeds from note payable                              27,400       34,000
  Proceeds from issuance of common stock                    --         12,750
                                                       ---------    ---------

       Net cash provided from financing activities        39,700       46,750
                                                       ---------    ---------

        Net decrease in cash                            (115,043)    (108,879)

CASH AND EQUIVALENTS, beginning of period                242,603      473,147
                                                       ---------    ---------

CASH AND EQUIVALENTS, end of period                    $ 127,560    $ 364,268
                                                       =========    =========



                See notes to consolidated financial statements

                               COCONUT CODE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Coconut Code, Inc. (the "Company") was organized as a Florida corporation on April 30, 1984. The Company's principal business is to develop, market and support accounting and management software primarily to the restaurant and hospitality industry.


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements, the instructions to Form 10-QSB and Article 10 of Regulation S-X. Certain information and footnote disclosures required by generally accepted accounting principles for complete financial statements have been condensed or omitted.

In the opinion of management, the accompanying financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial condition, results of operations and cash flows of the Company. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. For further information, these financial statements should be read in conjunction with the Company's 1995 Annual Report filed as part of the Company's 10-KSB for the year ended December 31, 1995.


2.  NET LOSS PER SHARE

Net Loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Fully diluted net loss per share is equivalent to primary net loss per share.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
FINANCIAL CONDITION

RESULTS OF OPERATIONS

Net sales for the first quarter ended March 31, 1996 were $365,192, representing a decrease of $106,305, or 22.5%, versus the comparable prior year period. The sales decrease was principally attributable to a delay in customer orders in anticipation of the Company's new Windows(R) based accounting software which was officially released to the general public on May 1, 1996. As of March 31, 1996, the Company had an order backlog of approximately $333,000, substantially all of which was scheduled for installation during the second quarter of 1996.

Gross profit for the first quarter of 1996 was $291,061 compared to 367,614 for the year earlier quarter. The decrease in gross profit of $76,553 was the result of the drop in net sales for the first quarter of 1996. As a percentage of net sales, gross profit increased to 79.7% from 78.0% primarily due to a larger portion of 1996 sales in higher margin software products versusTimeWare(R) hardware products.

During the first quarter of 1996, operating expenses increased $25,701 over the the first quarter of 1995. The principal reasons for the increase were the addition of research and development staff to work on the development of the Company's new Windows(R) based accounting software and an overall increase in general and administrative expenses, offset in part by a reduction in selling and marketing expenses caused by lower agent commissions in 1996 and the elimination of one Agent Sales Manager.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Company had working capital of $10,879 compared to $208,208 of working capital at December 31, 1995. The decrease of $197,329 principally results from working capital used in the operations of Company.

The Company has a $300,000 line of credit facility with a bank. Advances under the line bear interest at the prime rate plus one percent and are secured by the Company's accounts receivable and the personal guarantees of three principal stockholders. No advances are outstanding under the line. The line of credit expires on May 1, 1997.

In January 1995, the Company obtained a $100,000 term loan with a bank. The loan agreement requires interest only payments, at the bank's prime rate plus one percent, until the principal amount outstanding is converted to a three year term loan. At December 31, 1995, $72,600 was outstanding under this facility. In February 1996, the Company borrowed the remaining $27,400. In February 1996, the $100,000 balance outstanding was converted to a three year term loan bearing interest at the prime rate plus one percent and requiring 36 equal monthly payments comprised of principal and interest through March 1999.

Other than the line of credit and term loan facility, the Company's primary source of funds has been from the sale of products and services. The Company's negative cash flow and continued net losses are attributable to an insufficient level of revenue to cover research and development and other operating expenses.

The Company believes that cash flow generated from the release of its new Windows(R) based accounting software on May 1, 1996, cash flow resulting from the growth in fixed-price contracts for the custom development of accounting and management related software for national and regional restaurant chains, and the cash available from its $300,000 line of credit facility will be sufficient to fund the Company's activities through the end of the year and will allow the Company to continue to expand marketing and product distribution. As of May 10, 1996, the Company had a backlog of orders approximating $1,000,000.

PART 2.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the first quarter of 1996.

Item 6.  Exhibits and Reports on Form 8-K

     None.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned there unto duly authorized.



                               COCONUT CODE, INC.
                               (Registrant)


Date:  June 4, 1996            BY: /s/ Daniel W. Reese III
                                   -----------------------
                                       Daniel W. Reese III
                                       Vice President & Chief Financial Officer