Form 10QSB
period 1996-06-30
COCONUT CODE INC /FL/
filed 1996-09-05
CIK 908181

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB


X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________________ to ____________________


                         Commission File No. 33-64164-A


                               COCONUT CODE, INC.
             (Exact name of registrant as specified in its charter)


                                     FLORIDA
            (State or jurisdiction of incorporation or organization)


                                   59-2556411
                      (I.R.S. employer identification No.)


1430 South Federal Highway, Deerfield Beach, Florida                    33441
(Address of principal executive offices)                              (Zip code)


Registrant's telephone number, including area code                (954) 481-9331


                                 NOT APPLICABLE
        Former name, address and fiscal year if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

The number of shares of common stock , $.01 par value, of the Registrant issued and outstanding as of July 31, 1995 was 3,382,325.

================================================================================

                               COCONUT CODE, INC.

                              INDEX TO FORM 10-QSB


                                                                          Page
                                                                         Number
                                                                         ------
PART 1    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

                   Balance Sheet as of June 30, 1996                        3

                   Statements of Operations - For the
                   Three Months and Six Months
                   Ended June 30, 1996 and 1995                             4

                   Statements of Cash Flows - For the
                   Six Months Ended June 30, 1996
                   and 1995                                                 5

                   Notes to Consolidated Financial Statements               6

Item 2.   Management's Discussion and Analysis of
          Results of Operations and Financial Condition                   7-9

PART 2.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
          Holders                                                           9

Item 6.   Exhibits and Reports on Form 8-K                                  9

                         PART 1. FINANCIAL INFORMATION                    Page 3

                               COCONUT CODE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  June 30, 1996

                                   (Unaudited)

ASSETS
Current Assets:
  Cash and equivalents                                                   $    28,916
  Accounts receivable (net of allowance for doubtful
    accounts of $162,377)                                                    357,173
  Inventories                                                                 24,446
  Current portion of finance receivables (net of unearned income
    of $9,171 and allowance for doubtful accounts of $27,851)                 38,118
  Notes receivable (net of allowance for doubtful accounts of $49,000)        44,821
  Prepaid expenses                                                            34,113
                                                                         -----------
        Total current assets                                                 527,587

PROPERTY AND EQUIPMENT, at cost (net of accumulated
  depreciation of $221,023)                                                  239,371

OTHER ASSETS:
  Long-term portion of finance receivables (net of unearned income
    of $15,430 and allowance for dountful accounts of $50,654)                23,290
  Other assets                                                                 2,293
                                                                         -----------
                                                                         $   792,541
                                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                           228,369
  Accrued expenses                                                           191,704
  Deferred income                                                            124,511
  Loans from officers                                                         81,900
  Notes payable                                                               66,324
                                                                         -----------
                                                                             692,808
LONG-TERM LIABILITY:
  Note payable                                                                58,343

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par; 10,000,000 shares
    authorized, 3,382,325 issued and outstanding)                             33,823
  Additional paid-in capital                                               2,792,496
  Accumulated deficit                                                     (2,784,929)
                                                                         -----------
                                                                              41,390
                                                                         -----------
                                                                         $   792,541
                                                                         ===========

                 See notes to consolidated financial statements.

                          PART 1. FINANCIAL INFORMATION                   Page 4

                               COCONUT CODE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three  Months Ended June 30,         Six  Months Ended June 30,
                                  -----------------------------       -----------------------------
                                      1996              1995              1996              1995
                                  -----------       -----------       -----------       -----------
NET SALES                         $   541,281       $   591,376       $   906,473       $ 1,062,873

COST OF SALES                          94,868           130,264       $   168,999       $   234,147
                                  -----------       -----------       -----------       -----------

    Gross profit                      446,413           461,112           737,474           828,726
                                  -----------       -----------       -----------       -----------


OPERATING EXPENSES:
  Selling and marketing               156,298           212,704           335,288           451,697
  General and administrative          285,259           225,752           519,542           439,961
  Research and development            165,465           103,905           321,236           198,516
  Depreciation and amortization        16,500            11,430            32,400            22,860
                                  -----------       -----------       -----------       -----------
                                      623,522           553,791         1,208,466         1,113,034
                                  -----------       -----------       -----------       -----------

LOSS FROM OPERATIONS                 (177,109)          (92,679)         (470,992)         (284,308)
                                  -----------       -----------       -----------       -----------

OTHER INCOME (EXPENSE):
  Interest income                          43             3,235               650            10,544
  Interest expense                     (9,771)           (1,164)          (10,904)           (1,267)
  Other                                 4,768            11,124             9,006            12,078
                                  -----------       -----------       -----------       -----------
                                       (4,960)           13,195            (1,248)           21,355
                                  -----------       -----------       -----------       -----------

NET LOSS                          ($  182,069)      ($   79,484)      ($  472,240)      ($  262,953)
                                  -----------       -----------       -----------       -----------

NET LOSS PER SHARE                ($     0.05)      ($     0.02)      ($     0.14)      ($     0.08)
                                  -----------       -----------       -----------       -----------

WEIGHTED AVERAGE SHARES
   OUTSTANDING                      3,382,325         3,381,798         3,382,325         3,380,499
                                  -----------       -----------       -----------       -----------




                 See notes to consolidated financial statements.

                          PART 1. FINANCIAL INFORMATION                   Page 5

                               COCONUT CODE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the six months
                                                              ended June 30,
                                                         ----------------------
                                                            1996         1995
                                                         ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                (472,240)    (262,953)

  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                           32,400       22,860
    Provision for doubtful accounts                         96,000       29,895
  Changes in operating assets and liabilities:
    Increase in accounts receivable                       (109,459)     (62,398)
    Decrease in finance receivables, net                    29,757        6,544
    Increase in inventories                                 (6,766)     (14,273)
    Decrease in prepaid expenses                            23,218       10,650
    Decrease in other assets                                  --         13,989
    Increase in accounts payable                            61,902       20,481
    Increase in accrued expenses                            20,325       17,169
    Increase in deferred revenue                            24,091       88,994
                                                         ---------    ---------
        Total adjustments                                  171,468      133,911
                                                         ---------    ---------

        Net cash used in operating activities             (300,772)    (129,042)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       (21,617)     (39,277)
  Decrease in notes receivable                              27,358       42,988
                                                         ---------    ---------

        Net cash provided by investing activities            5,741        3,711
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to related party                          (7,823)      (4,000)
  Increase in loans from officers                           37,100         --
  Proceeds from notes payable                               60,400       48,000
  Payments on note payable                                  (8,333)        --
  Net proceeds from issuance of common stock                  --         20,400
                                                         ---------    ---------

        Net cash provided by financing activities           81,344       64,400
                                                         ---------    ---------

        Net decrease in cash and cash equivalents         (213,687)     (60,931)

CASH AND EQUIVALENTS, beginning of period                  242,603      473,147
                                                         ---------    ---------

CASH AND EQUIVALENTS, end of period                      $  28,916    $ 412,216
                                                         =========    =========

                 See notes to consolidated financial statements.

                                COCONUT CODE, INC.                       Page 6
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial condition, results of operations and cash flows of the Company. The results of operations for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. For further information, these financial statements should be read in conjunction with the Company's 1995 Annual Report filed as part of the Company's 10-KSB for the year ended December 31, 1995.


2.  NET LOSS PER SHARE

     Net Loss per share is calculated by dividing net loss by the weighted average number of shares outstanding during the period. Fully diluted net loss per share is equivalent to primary net loss per share.

                                COCONUT CODE, INC.                        Page 7

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS

  Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

     Net sales for the six months ended June 30, 1996 were $906,473 compared to $1,062,873 for the corresponding period in the prior year. The decrease in net sales of $156,400 was primarily the result of a delay in customer orders in anticipation of the Company's new Windows(R) based accounting software which was offcially released to the general public on May 1, 1996. As of June 30, 1996, the Company had a backlog of orders approximating $808,000, substantially all of which were scheduled for installation during the third and forth quarters of 1996.

     Gross profit for the first half of 1996 was $737,474 versus $828,726 for the year earlier period. The decrease in gross profit of $91,252 was the direct result of lower sales in the first six months of 1996 compared to the comparable 1995 period. As a percentage of net sales, gross profit improved to 81.4% from 78.0%, principally due to a greater portion of 1996 sales in higher margin software products versus TimeWare(R) products.

     During the first six months of 1996, operating expenses increased $95,432 versus the same period in 1995. The principal reasons for the increase were the addition of research and development staff to work on the design and development of the Company's new Windows(R) based accounting software and an overall increase in general and administrative expenses, offset in part by lower agent commissions in 1995 and the elimination of one Agent Sales Manager.

 Second Quarter 1996 Compared to Second Quarter 1995

     Net sales for the second quarter of 1996 were $541,281 compared to $591,376 for the comparable quarter in 1995. The decrease in net sales of $50,095 was principally the result of customers delaying order signing in anticipation of the Company's release of its new Windows(R) based accounting software on May 1, 1996.

     Gross profit for the three months ended June 30, 1996 was $446,413 which represented a decrease of $14,699 versus the corresponding prior year period. The decrease was primarily the result of lower sales in the 1996 period compared to 1995. As a percentage of net sales, gross profit was 82.5% in 1996 period compared to 78.0% in 1995, principally due to a greater portion of sales in higher margin software products versus TimeWare(R) products.

                                COCONUT CODE, INC.                        Page 8

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
                              FINANCIAL CONDITION


RESULTS OF OPERATIONS (cont'd.)

  Second Quarter of 1996 Compared to Second Quarter of 1995 (cont'd.)

     Operating expenses for the second quarter of 1996 increased $69,731 over the 1995 level of $553,791. The principal reasons for the increase were the addition of research and development staff to work on the Company's new Windows(R) based accounting software and an overall increase in general administrative expenses, offset partly by a reduction in selling and marketing expenses resulting from lower agent commissions in 1996 and the elimination of one Agent Sales Manager.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1996, the Company had a working capital deficit of $165,221 compared to working capital of $208,208 at December 31, 1995. The decrease of $373,429 reflects working capital used for operations of the Company.

     The Company has a $300,000 line of credit facility with a bank. Advances under the line bear interest at the prime rate plus one percent interest and are secured by the Company's accounts receivable and the personal gurantees of three principal stockholders. In June and August 1996, the Company borrowed $33,000 and $30,000, respectively, under this facility. The line of credit expires on May 1, 1997.

     In January 1995, the Company obtained a $100,000 term loan with a bank. The loan agreement required interest only payments, at the bank's prime rate plus one percent, through February 1996, at which time the principal amount outstanding, $100,000, was converted to a three year term loan bearing interest at the prime rate plus one percent and requiring 36 equal monthly payments comprised of principal and interest through March 1999.

     The Company believes that cash flow generated from the release of its new Windows(R) based accounting software on May 1, 1996, cash flow resulting from the growth in fixed-price contracts for the development of custom accounting and management related software for national and regional restaurant chains, continuing sales of the Company's DOS based accounting software, and the cash available from its $300,000 line of credit facility will be sufficient to fund the Company's activities through the end of the year and will allow the Company to continue to expand marketing and product distribution.

                                 COCONUT CODE, INC.                       Page 9

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


PART 2.  OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of shareholders during the quarter ended June 30, 1996.

Item 6.  Exhibits and Reports on Form 8-K

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned there unto duly authorized.



                                     COCONUT CODE, INC.
                                     -----------------------------
                                     (Registrant)


Date:  August 14, 1996               BY:

                                      Daniel W. Reese III
                                      Vice President & Chief Financial Officer