Form 10QSB
period 1996-09-30
COCONUT CODE INC /FL/
filed 1996-11-14
CIK 908181

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _____________ to ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

The number of shares of common stock, $.01 par value, of the Registrant issued and outstanding as of October 31, 1996 was 3,382,325.

================================================================================

                               COCONUT CODE, INC.

                              INDEX TO FORM 10-QSB


                                                                     Page
                                                                    Number
PART 1        FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements:

              Balance Sheet as of September 30, 1996                   3

              Statements of Operations - For the
              Three Months and Nine Months
              Ended September 30, 1996 and 1995                        4

              Statements of Cash Flows - For the
              Nine Months Ended September 30, 1996
              and 1995                                                 5

              Notes to Consolidated Financial Statements               6

Item 2.       Management's Discussion and Analysis of
              Results of Operations and Financial Condition           7-9

PART 2.       OTHER INFORMATION

Item 4.       Submission of Matters to a Vote of Security
              Holders                                                  9

Item 6.       Exhibits and Reports on Form 8-K                         9

                         PART 1. FINANCIAL INFORMATION

                               COCONUT CODE, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1996

                                   (Unaudited)

ASSETS
Current Assets:
  Cash and equivalents                                                      $   114,098
  Accounts receivable (net of allowance for doubtful
    accounts of $165,271)                                                       301,203
  Inventories                                                                    20,288
  Current portion of finance receivables (net of unearned income
    of $8,346 and allowance for doubtful accounts of $27,851)                    38,947
  Notes receivable (net of allowance for doubtful accounts of $49,000)           45,464
   Prepaid expenses                                                              31,394
                                                                            -----------
        Total current assets                                                    551,394

PROPERTY AND EQUIPMENT, at cost (net of accumulated
  depreciation of $237,523)                                                     223,450

OTHER ASSETS:
  Long-term portion of finance receivables (net of unearned income
    of $14,255 and allowance for doubtful accounts of $44,753)                   23,440
  Other assets                                                                      969
                                                                            -----------
                                                                            $   799,253
                                                                            ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                          $   199,687
  Accrued expenses                                                              200,160
  Deferred revenue                                                              114,448
  Loans from officers                                                            89,600
  Notes payable                                                                 136,324
                                                                            -----------
                                                                                740,219
LONG-TERM LIABILITY
  Note payable                                                                   53,597

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par; 10,000,000 shares
    authorized, 3,382,325 issued and outstanding)                                33,823
  Additional paid-in capital                                                  2,792,496
  Accumulated deficit                                                        (2,820,882)
                                                                            -----------
                                                                                  5,437
                                                                            -----------
                                                                            $   799,253
                                                                            ===========

                 See notes to consolidated financial statements.

                         PART 1. FINANCIAL INFORMATION

                               COCONUT CODE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       Three Months Ended September 30,        Nine Months Ended September 30,
                                       -------------------------------         -------------------------------
                                           1996                1995                1996                1995
                                       -----------         -----------         -----------         -----------
NET SALES                              $   604,508         $   492,938         $ 1,510,981         $ 1,555,811

COST OF SALES                               80,562              89,016             249,562             323,163
                                       -----------         -----------         -----------         -----------

    Gross profit                           523,946             403,922           1,261,419           1,232,648
                                       -----------         -----------         -----------         -----------


OPERATING EXPENSES:
  Selling and marketing                    159,335             212,133             494,623             663,830
  General and administrative               204,043             230,604             723,585             670,565
  Research and development                 185,579             121,883             506,815             320,399
  Depreciation and amortization             16,500              17,430              48,900              40,290
                                       -----------         -----------         -----------         -----------
                                           565,457             582,050           1,773,923           1,695,084
                                       -----------         -----------         -----------         -----------

LOSS FROM OPERATIONS                       (41,511)           (178,128)           (512,504)           (462,436)
                                       -----------         -----------         -----------         -----------

OTHER INCOME (EXPENSE):
  Interest income                               39               2,596                 689              13,140
  Interest expense                          (4,583)               (854)            (15,486)             (2,122)
  Other                                     10,102               9,127              19,108              21,206
                                       -----------         -----------         -----------         -----------
                                             5,558              10,869               4,311              32,224
                                       -----------         -----------         -----------         -----------

NET LOSS                               ($   35,953)        ($  167,259)        ($  508,193)        ($  430,212)
                                       -----------         -----------         -----------         -----------

NET LOSS PER SHARE                     ($     0.01)        ($     0.05)        ($     0.15)        ($     0.13)
                                       -----------         -----------         -----------         -----------

WEIGHTED AVERAGE SHARES
   OUTSTANDING                           3,382,325           3,382,325           3,382,325           3,381,114
                                       -----------         -----------         -----------         -----------

                 See notes to consolidated financial statements.

                          PART 1. FINANCIAL INFORMATION

                               COCONUT CODE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                    For the nine months ended September 30,
                                                                    ---------------------------------------
                                                                          1996                  1995
                                                                       ---------             ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                             ($508,193)            ($430,212)

  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                         48,900                40,290
    Provision for doubtful accounts                                       92,993                75,096
  Changes in operating assets and liabilities:
    (Increase) in accounts receivable                                    (56,383)             (140,545)
    Decrease (increase) in inventories                                    11,064                (2,196)
    Decrease in finance receivables, net                                  21,007                25,071
    Decrease in prepaid expenses                                          25,937                23,840
    Decrease in other assets                                               1,324                16,601
    Increase in accounts payable                                          33,220                46,956
    Increase in accrued expenses                                          28,781                29,047
    Increase in deferred revenue                                          14,028                91,560
                                                                       ---------             ---------
        Total adjustments                                                220,871               205,720
                                                                       ---------             ---------

        Net cash used in operating activities                           (287,322)             (224,492)
                                                                       ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                     (22,196)              (71,138)
  Decrease in notes receivable                                            26,715                60,115
                                                                       ---------             ---------

        Net cash provided by (used in) investing activities                4,519               (11,023)
                                                                       ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to related party                                        (7,823)               (9,500)
  Increase in loans from officers                                         44,800                  --
  Proceeds from note payable                                             130,400                64,500
  Payments on note payable                                               (13,079)                 --
  Net proceeds from issuance of common stock                                --                  20,400
                                                                       ---------             ---------

        Net cash provided by financing activities                        154,298                75,400
                                                                       ---------             ---------

        Net decrease in cash and cash equivalents                       (128,505)             (160,115)

CASH AND EQUIVALENTS, beginning of period                                242,603               473,147
                                                                       ---------             ---------

CASH AND EQUIVALENTS, end of period                                    $ 114,098             $ 313,032
                                                                       =========             =========

                 See notes to consolidated financial statements.

                               COCONUT CODE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial condition, results of operations and cash flows of the Company. The results of operations for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. For further information, these financial statements should be read in conjunction with the Company's 1995 Annual Report filed as part of the Company's 10-KSB for the year ended December 31, 1995 .


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

                               COCONUT CODE, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                            AND FINANCIAL CONDITION


RESULTS OF OPERATIONS

  Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1996

     Net sales for the nine months ended September 30, 1996 were $1,510,981 versus $1,555,811 for the comparable period in the prior year. The decrease of $44,830 in net sales primarily resulted from a delay in customers placing orders in anticipation of the introduction of the Company's new Windows(R) based accounting software which was officially released to the general public on May 1, 1996. Partially offsetting the decrease was an increase in sales of custom accounting and management software to national and regional restaurant chains. As of September 30, 1996, the Company had a backlog of orders approximating $1,260,000, substantially all of which were scheduled for installation in the fourth quarter of 1996 and first quarter of 1997.

     For the first nine months of 1996, gross profit increased $28,771, or 2.3% versus the 1995 period. As a percentage of sales, gross profit grew by 4.3% in 1996 to 83.5%. The primary reason for both the dollar and percentage of sales increase in gross profit was attributable to a larger protion of 1996 sales in higher margin software products versus TimeWare(R) hardware products.

     Operating expenses for the 1996 period increased $78,839 compared to the corresponding period in 1995. The increase principally resulted from the addition of research and development staff to work on custom accounting and management software and the continuing enhancement of the Company's new Windows(R) based software and an overall increase in general administration expenses, offset partly by lower agent commissions in 1996 versus 1995.

  Third Quarter 1996 Compared to Third Quarter 1995

     For the quarter ended September 30, 1996, net sales increased $111,570, or 22.6%, versus the same period in the prior year, primarily due to growth of custom accounting and management software sales to national and regional restaurant chains

     Gross profit for the first nine months 1996 increased by $120,024 to $523,946. As a percentage of sales, gross profit jumped 4.8% to 86.7% in the 1996 period, primarily because a larger portion of 1996 sales were in higher margin software products versus the Company's TimeWare hardware products.

                               COCONUT CODE, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


RESULTS OF OPERATIONS (cont'd.)

  Third Quarter of 1996 Compared to Third Quarter of 1996 (cont'd.)

     For the 1996 quarter, operating expenses decreased $16,593 versus the corresponding 1995 period. The principal reasons for the decrease were lower selling, marketing and general and administrative expenses which were partially offset by an increase in research and development expenses caused by the addition of staff to support the continuing enhancement of the Company's new Windows(R) based software and the design and development of custom software for national and regional restaurant chains.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1996, the Company had a working capital deficit of $188,825 compared to working capital of $208,208 at December 31, 1995. The decrease of $397,033 reflects working capital used for operations of the Company.

     The Company has a $300,000 line of credit facility with a bank. Advances under the line bear interest at the prime rate plus one percent and are secured by the Company's accounts receivable and the personal guarantees of three principal stockholders. As of September 30, 1996, the Company had borrowed $103,000 under this facility. No advances have been taken subsequent to September 30, 1996. The line of credit expires on May 1, 1997.

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

     The Company believes that cash flow generated from the release of its new Windows(R) based accounting software, cash flow from the growth in fixed-price contracts for the development of custom accounting and management software for national and regional restaurant chains, continuing sales of the Company's DOS based accounting software, and cash available from its line of credit facility will be sufficient to fund the Company's operations through the end of the year and will allow the Company to continue to expand marketing and product distribution.

                               COCONUT CODE, INC.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


PART 2.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On August 22, 1996, the Company held its 1996 Annual Meeting of Shareholders at which shareholders approved the one item up for vote which was the reelection of a Board of Directors consisting of seven directors (John E. Abdo, Chairman of the Board; Mark E. Wotell, President; Matthew J. Wotell, Executive Vice President of Sales; Christopher L. Wotell, Vice President of Marketing; Eugene J. Wotell, Vice President of Product Support; Frank J. Abdo and J. Kenneth Gulden). Of the shares voting, approximately 100% voted in the affirmative for the reelection of directors.

Item 6.  Exhibits and Reports on Form 8-K

     None.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned there unto duly authorized.



                                        COCONUT CODE, INC.
                                        (Registrant)


Date:  November 14, 1996                BY:  /s/  Daniel W. Reese III
                                             ---------------------------
                                             Daniel W. Reese III
                                             Vice President &
                                             Chief Financial Officer