Form 10KSB
period 1996-12-31
COCONUT CODE INC /FL/
filed 1997-06-16
CIK 908181

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                               COCONUT CODE, INC.
                           1430 SOUTH FEDERAL HIGHWAY
                         DEERFIELD BEACH, FLORIDA 33441
                                 (954) 481-9331


FOR FISCAL YEAR ENDED: DECEMBER 31, 1996
COMMISSION FILE NUMBER: 33-64164-A
STATE OF INCORPORATION: FLORIDA
IRS EMPLOYER I.D.: 59-2556411

SECURITIES REGISTERED PURSUANT TO SECTION 12 (B) OF THE ACT:

                                            NAME OF EXCHANGE ON
  TITLE OF EACH CLASS:                      WHICH REGISTERED:
         NONE                                NOT APPLICABLE

SECURITIES REGISTERED PURSUANT TO SECTION 12 (G) OF THE ACT:

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

ISSUER'S REVENUES FOR THE MOST RECENT FISCAL YEAR:  $2,244,015

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF DECEMBER 31, 1996: NO MARKET EXISTS FOR THE COMPANY'S COMMON STOCK.

NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MARCH 31, 1997 3,532,325.

                             Introductory Statement


     The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Form 10-KSB are forward-looking, such as statements on the anticipated growth in revenues from the sale of the Company's products, the expectation that such revenue growth will result in profitability and that cash flows will be sufficient to fund the Company's operations. Such forward-looking statements, are based on the
Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.


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

Part I. (cont'd.)

Item 1. Description of Business (cont'd.)

Business of Issuer (cont'd.)

     TimeWare(R), the Company's other core product, is an advanced time and attendance software application designed to fully automate and improve control over the entire payroll process. The software is run on a data collection unit purchased from a major electronics manufacturer and serves as the time clock into which employees enter information on time-in, breaks and time-out. The system is designed to provide accurate collection and timely reporting of employee time and attendance information and can also be used as a communication tool between employees and management with respect to scheduling employee time and other matters.

     The Company also derives revenue from support of its products, principally FSMS(R) and TimeWare(R), through on-site consultation at the customer's facility and through a telephone access program.

     The Company markets its products through its own, small sales group, as well as dealers and independent sales agents. The majority of sales to single unit operations are handled by dealers and sales agents, while sales to multi-unit, regional and national chains are handled by the Company's own sales group.

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

     On May 1, 1996, the Company began releasing to select customers the latest version of its FSMS(R) accounting software. This new software was specifically designed to run on Microsoft's Windows 95 operating system, N.T. and Windows
3.11 and includes many features and enhancements not available in earlier versions of FSMS(R). The Company continues to improve and refine the new software and now believes that the finished product will be available for shipment to all customers by the latter part of the third quarter of 1997.

     In 1995, the Company embarked on a program to address certain issues that concern large national and regional restaurant chains such as labor scheduling, forecasting cooked food requirements, and the reporting of meaningful information to management covering individual store level operations through total company performance. Using the Company's leading edge programming technology known as SDE(TM) (System Development Environment), prototype systems were designed for presentation to national and regional chains allowing prospective customers to choose from a wide array of software applications or,

Part I. (cont'd.)

Item 1. Description of Business (cont'd.)

Business of Issuer (cont'd.)

alternatively, working with the Company's research and development staff, design their own exact fit applications. For 1996, custom software development revenue approximated $1,067,000, up from $103,000 in 1995. In February 1997, the Company entered into a $1,908,000 contract with one of its major development customers for the installation and support of custom software at approximately 700 of the customer's fast food units. For 1997, the Company believes that custom software sales could approximate $3,000,000.

     The Company believes that its core products, FSMS(R) and TimeWare(R) together with custom software development, give it a significant competitive advantage because of software features not offered by competitors, Company support of these products and, most importantly, the fact that the Company writes and controls its own code for both FSMS(R) and TimeWare(R).

     For the years ended December 31, 1996 and 1995, the Company's expenditures for research and development approximated $767,000 and $477,000, respectively. The Company believes that its future success is highly dependent upon its ability to enhance its current product base in order to maintain technological competitiveness and satisfy the needs of current and prospective customers, as well as develop new products which have a synergy with existing products and demonstrate market potential.

     For 1996, the Company had one customer which accounted for 28% of total revenue. In 1995, no one customer represented more than 10% of revenue.

     As of March 31, 1997, the Registrant had 43 employees, all of whom were full-time.

Item 2. Description of Property

     The Company's executive and principal administrative, sales, marketing, and research and development functions are housed in leased office space in Deerfield Beach, Florida. The office comprises approximately 8,000 square feet, occupied under a lease which expires on January 31, 1998. The Company's former Chicago sales office lease which expired on January 31, 1996 was not renewed because most work is being performed at customers' facilities.

     During 1996, the Company's employee based grew over 30%, from 31 employees at the end of 1995 to 41 employees at the end of 1996. Because of this growth, the Company is rapidly outgrowing its present office facility. Accordingly, the Company is working with the building's landlord to locate a larger facility in the general vicinity of the present office building.

Part I. (cont'd.)

Item 3. Legal Proceedings

     The Company is not a party to any legal proceedings, the outcome of which would have a material adverse impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1996.

Part II.

Item 5. Market for Common Equity and Related Stockholder Matters

     There is no public market for the Company's common equity securities.

     The approximate number of holders of record of the Company's common stock as of March 31, 1997 was 233.

     The Company has never paid a cash dividend on its common stock and does not now or in the near future anticipate paying a cash dividend.


Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations

     Results of Operations

     Net sales for the year ended December 31, 1996 were $2,244,015 representing an increase of 12.9% when compared to the prior year sales of $1,986,992. The increase in net sales of $257,023 was attributable to a surge in sales of custom software, up approximately $1,000,000 over 1995, offset, in part, by a drop in sales of DOS-based TimeWare and FSMS(R) products because customers deferred ordering the DOS-based products in anticipation of the release of the Company's new Windows(R) based software. As of December 31, 1996, the Company had a backlog of orders approximating $450,000.

     Effective January 1, 1995, the Company began recognizing revenue on its phone support and hardware maintenance contracts over the life of the contract, which is generally twelve months. This change was made because of the growing significance of these contracts to the overall business of the Company. Prior to this change, there was not a significant difference between the Company's former cash basis method of recognizing revenue on these contracts and the Company's current method.

     In 1996, operating costs and expenses increased $258,100 to $2,947,486. The principal reasons for this increase were the addition of research and development staff, higher general and administrative expenses attributable, in part, to benefits and bad debt expense, offset partly by lower selling and marketing expenses due to less sales subject to commission and lower cost of sales because of the drop in

 Part II. (cont'd.)

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations (cont'd.)

     Results of Operations (cont'd.)

sales of the Company's DOS-based TimeWare product in 1996.

Despite the increases in net sales in 1996 and 1995, net losses of $697,353 and $668,222, respectively, were incurred in each year and have contributed to the accumulated deficit of $3,010,042 at December 31, 1996. The Company expects that the net losses experienced will turnaround with further increases in net sales.

     Liquidity and Capital Resources

     At December 31, 1996, the Company had a working capital deficit of $443,873 compared to working capital of $208,208 at December 31, 1995. During 1996, net cash used in operations of the Company was $230,631, with investing activities using net cash of $52,942, principally for the acquisition of computer equipment. Offsetting net cash used in operations and investing activities was net cash provided from financing activities, primarily $130,400 in proceeds from notes payable, less $20,824 in loan payments and, loans from certain officers of the Company in the amount of $35,100.

     The Company has a $300,000 line of credit with a bank. Advances under the line bear interest at the prime rate plus one percent and are secured by the Company's accounts receivable and the personal guarantees of three principal stockholders. During 1996, $103,000 in advances were taken under the line and remain outstanding at December 31, 1996. No advances were taken during 1995. The line of credit expires on May 1, 1997.

     In September 1993, the Company commenced a stock offering for up to 1,000,000 common shares of the Company at a price of $5.10 per share. Proceeds raised in the offering, which expired in May 1994, approximated $1,352,000, net of offering costs.

     In January 1995, the Company obtained a $100,000 term loan with a bank. The loan agreement requires interest only payments, at the bank's prime rate plus one percent, until the principal amount outstanding is converted to a three year term loan. At December 31, 1995, $72,600 was outstanding under this facility. In February 1996, the Company borrowed the remaining $27,400. All borrowings under this facility were used primarily to finance the purchase of computer hardware for use by the Company's research and development staff in the design of the Company's new Windows(R) based software. In March 1996, the $100,000 balance outstanding was converted to a three year term loan bearing interest at the prime rate plus one percent and requiring 36 equal monthly payments of principal and interest through March 1999.

Part II. (cont'd.)

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations (cont'd.)

     Liquidity and Capital Resources (cont'd.)

     Other than the stock offering, line of credit and term loan facility, the Company's primary source of funds has been from the sale of products and services. The Company's negative cash flow and continued net losses are primarily attributable to an insufficent level of revenue to cover research and development and other operating expenses.

     During 1996 and 1995, the Company's significant capital expenditures were for upgrading the Company's computers and research and development associated with new products and platforms.

     The Company believes that cash flow generated from continuing sales of its DOS-based products, the release of its new Windows(R) based accounting software and cash flow from fixed-price contracts for the custom development of accounting related software for national and regional restaurant chains, together with the $300,000 line of credit will be sufficient to fund the Company's operations through the end of the year and will allow the Company to continue expanding marketing and product distribution.

     In February 1997, The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which requires adoption for periods ending after December 15, 1997. SFAS No. 128 simplifies the accounting for earnings per share by requiring the presentation of basic earnings per share including only outstanding common stock and diluted earnigs per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same, as the Company's common stock equivalents are antidilutive. In addition, The Company's basic and diluted earnings per share are the same as that computed under APB No. 15, "Earnings Per Share", as presented in the accompanying statements of operations. SFAS No. 128 must be adopted for periods ending after December 15, 1997 and be retroactively reflected in the financial statements.

     Other Factors That May Affect Future Operating Results

     The market for the Company's products is generally characterized by rapidly changing technology and frequent new product introductions that can make existing products obsolete or unsalable. The success of the Company will depend to a large degree upon its ability to develop and introduce in timely fashion, enhancements to its existing products and new products that meet customer requirements and changing industry standards. The inability of the Company to introduce in a timely manner new products and respond to changes in the industry could have a material adverse impact on the Company's business, results of operations and financial condition.

Part II. (cont'd.)

Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operations (cont'd.)

     Other Factors That May Affect Future Operating Results

     The development of new, technologically advanced products is a complex process requiring accurate prediction of technological and market trends. In addition, the introduction and marketing of new or enhanced products require the Company to manage the transition from current products in order to minimize any disruption in customer orders and related sales. There can be no assurance that the Company will successfully develop and market in a timely manner new products and enhancements, that its new products will satisfy the changing needs of the marketplace, or that it will successfully manage the transition from existing products. In addition, the Company has on occasion experienced delays in the introduction of new products and product enhancements. Furthermore, there can be no assurance that the Company will be able to introduce new products and enhancements in a timely manner. Beacause of the complexity of the Company's products, undetected errors may be present when the product is first introduced or new versions are released. There can be no assurance that, despite extensive testing by the Company, errors will not be found in new peoducts until after official release of the product to the marketplace. The occurrence of such errors could result in the loss or delay in market acceptance of the Company's products, damage to the Company's reputation, diversion of management resources, any of which could have a material adverse effect on the Company.

     In addition, the Company's growth has placed, and will continue to place, strains on its management, operations and systems. To effectively manage its growth, the Company must continuously evaluate the adequacy of its existing systems and procedures, including its financial and internal control systems and management structure. There can be no assurance that the Company's management will adequately anticipate all of the changing demands that growth will impart on the Company. Any failure by the Company's management to effectively anticipate and implement the changes required to sustain the Company's growth would have a material adverse effect on the Company.

Item 7. Financial Statements

     See Item 13 for a list of the Company's financial statements filed as part of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None

Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons

     The directors, executive officers and significant employees of the Company are as follows:


    Name                          Age                           Position
    ----                          ---                           --------

John E. Abdo                       53               Chairman of the Board

Mark E. Wotell                     50               President and Director

Matthew J. Wotell                  45               Executive Vice President of
                                                       Sales and Director

Christopher L. Wotell              44               Vice President of Marketing
                                                       and Director

Eugene J. Wotell                   41               Vice President Support
                                                       Services and Director

Clement E. Wotell                  76               Vice President of Production
                                                       and Director Emeritus

Frank J. Abdo                      48               Director

J. Kenneth Gulden                  56               Director

James W. Rascoe                    35               Vice President of Research
                                                       and Development

Daniel W. Reese                    49               Vice President and Chief
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

Part III. (cont'd.)

Item 9. Directors, Executive Officers, Promoters and Control Persons (cont'd.)

     Business Experience of Directors, Executive Officers and
     Significant Employees (cont'd.)

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

     Matthew J. Wotell was a co-founder of the Company and has served in a variety of positions with the Company since its inception in 1984. Since 1988, he has served as Vice President of Sales (effective September 1, 1994, Executive Vice President of Sales) and as a Director. He is the son of Clement E. Wotell and brother of Mark E. Wotell, Christopher L. Wotell and Eugene J. Wotell.

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

Part III. (cont'd.)

Item 9. Directors, Executive Officers, Promoters and Control Persons (cont'd.)

     Business Experience of Directors, Executive Officers and
     Significant Employees (cont'd.)

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

     Frank J. Abdo has served on the Board of Directors for the Company since 1991. Mr. Abdo is the Executive Vice President for Wellington Construction & Realty, Inc., a real estate development company headquartered in South Florida, which has built and developed several thousand residential dwelling units as well as many commercial and industrial properties since 1971. In 1987, Mr. Abdo was elected to the Board of Directors of BankAtlantic Development Corporation, a wholly-owned subsidiary of BankAtlantic. He is the brother of John E. Abdo.

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

Part III. (cont'd.)

Item 10. Executive Compensation

The following table sets forth the cash compensation paid with respect to services rendered in all capacities to the Company during the fiscal year ended December 31, 1996 to the five most highly compensated executive officers of the Company whose cash compensation (including bonuses and deferred compensation) exceeded $60,000 and for all executive officers as a group:


Name of Individual or            Capacities in            Cash
   Number in Group               Which Served         Compensation (1)
   ---------------               ------------         ----------------
Mark E. Wotell (2)                President              $ 76,096
Christopher L. Wotell (2)         Vice President           75,672
Matthew J. Wotell (2)             Vice President           72,925
Eugene J. Wotell (2)              Vice President           72,925
James W. Rascoe (2)               Vice President           72,925

All executive officers
  as a group (7 persons)                                 $480,533
                                                         --------

(1) The table includes all compensation earned by the named individuals and is gross of any loans made to the Company in 1996 by the listed officers. The Company does not provide its executive officers with any personal benefits.

(2)  The Registrant has entered into employment contracts with each of the above
     named  executive  officers.   See  "Management  -  Employment  and  Related
     Agreements".

     Management - Employment and Related Agreements

     Each of the executive officers listed in the cash compensation table are parties to employment and non-compete agreements which expire on July 31, 1998. The agreements provide for annual salaries of $129,441 for Mark E. Wotell, $108,805 for Christopher L. Wotell, $105,068 for Matthew J. Wotell, $105,068 for Eugene J. Wotell and for James W. Rascoe a minimum of $70,000 which increases over the term of the agreement to $100,000. For 1996 and 1995, each executive officer, except James W. Rascoe, elected to accept a lesser salary than specified in their respective agreement and also waived their right to be paid the difference in the future. Additionally, Mr. Rascoe's agreement provides that he will receive 25,000 shares of the Company's common stock for every $1,000,000 in sales by the Company of products Mr. Rascoe plans, designs and develops, as defined in the agreement, up to a maximum of 150,000 shares. Through December 31, 1996, the Company had charged compensation expense and credited accrued expenses for $60,000 representing the fair market value, as determined by the Board of Directors, of 150,000 shares of the Company's common stock on December 31, 1996. Such determination was required as the Company's

Part III. (cont'd.)

Item 10. Executive Compensation (cont'd.)

     Management - Employment and Related Agreements (cont'd.)

shares are not, and have not been in the recent past, actively traded. On January 1, 1997, Mr. Rascoe was issued 150,000 shares of the Company's common stock under the terms of the agreement. Each of the agreements also include a provision that the executive officer will not engage in activities in competition with the Company, as defined in the agreements, so long as they are employees of the Company and for a period of three years thereafter. The Board of Directors, in their sole discretion, has the authority to increase at any time the annual salary of any executive officer.

     John E. Abdo, Chairman of the Board, is also a party to an agreement with the Company which expires on July 31, 1998. The agreement provides for minimum annual compensation of $100,000 for services rendered by him on behalf of the Company. Mr. Abdo's annual compensation may be increased at any time by the Board of Directors of the Company in its sole discretion. The agreement further provides that Mr. Abdo may not engage in certain activities in competition with the Company, as defined in the agreement, so long as he is employed by the Company and for a period of three years thereafter. For 1996 and 1995, Mr. Abdo elected to receive no compensation under his agreement and also waived his right to receive the difference in the future.

     Shareholders' Agreement

     Mark E. Wotell, Christopher L. Wotell, Matthew J. Wotell, Eugene J. Wotell, Clement E. Wotell, John E. Abdo and Frank J. Abdo are parties to a Shareholders' Agreement which provides that each party will take such actions and will vote their shares so as to cause the Board of Directors of the Company to consist of ten members, four of whom shall be identified by the above named Wotells (the "Wotells"), four of whom shall be identified by John E. Abdo and Frank J. Abdo and two of whom shall be mutually agreed upon by the Wotells and John E. Abdo and Frank J. Abdo. The terms of the agreement provide that the agreement will terminate upon the earlier of the closing of a public offering, as defined, or an agreement to terminate the Shareholders' Agreement by the holders of 80% of the shares of common stock held by the parties to the agreement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 31, 1997, the ownership of the Company's common stock by (a) each person who is known by the Company to own of record or beneficially own more than five percent (5%) of the Company's outstanding common stock, (b) each of the Company's directors, officers and significant employees and (c) all directors, officers and significant employees as a group.

Part III. (cont'd.)

Item  11.  Security  Ownership  of  Certain  Beneficial  Owners  and  Management
           (cont'd.)


                                          Number of Shares        Percent
                                         Beneficially Owned      of Class
                                         ------------------      --------
John E. Abdo
 1350 N.E. 56th Street
 Ft. Lauderdale, FL 33334                    1,012,000             28.6%

Mark E. Wotell (1)                             313,245              8.9

Christopher L. Wotell (1)                      313,245              8.9

Matthew J. Wotell (1)                          313,245              8.9

Eugene J. Wotell (1)                           313,245              8.9

Clement E. Wotell (1)                          313,245              8.9

J. Kenneth Gulden
 641 S.W. 16th Street
 Boca Raton, FL 33486                          202,000              5.7

Frank J. Abdo
 1350 N.E. 56th Street
 Ft. Lauderdale, FL 33334                      101,000              2.9

James W. Rascoe (1)                            151,000              4.3

Daniel W. Reese (1)                              4,000               .001

All Directors, Officers and
 Significant Employees as
 a Group                                     3,036,225             86.0

(1) Unless otherwise indicated, the address of each person is c/o Coconut Code, Inc., 1430 South Federal Highway, Deerfield Beach, Florida 33441.

Item 12. Certain Relationships and Related Transactions

     John E. Abdo, Chairman of the Board, and Frank J. Abdo, a Director of the Company own a controlling interest in Time Information Systems Inc. ("TIS"). TIS was licensed by the Company to market and support the Company's products. In January 1992, the principals of TIS decided to discontinue its activities. Subsequently, the Company purchased the inventory and equipment of TIS at its fair market value (approximately $30,000) and agreed to pay TIS, or its assignees, a 10% commission based

Part III. (cont'd.)

Item 12. Certain Relationships and Related Transactions (cont'd.)

on sales (net of costs) resulting from customer introductions made by TIS up to a maximum of $50,000. For 1996 and 1995, no commissions were earned or paid. For 1995, the Company was charged $18,000 for rent pertaining to a portion of office space occupied off-site of Company facilities by the Company's Chairman. No rent charges were made in 1996. In 1996, the 1995 rent charge was forgiven.

     In July 1990, the Company agreed to pay James W. Rascoe $100,000 for the development of the software program which runs the Company's TimeWare(R) system. Amounts earned are payable monthly on the basis of 10% of the net proceeds received by the Company from TimeWare(R) sales. In 1996, the remaining $7,823 due under this agreement was paid. In addition, the agreement provides that Mr. Rascoe will receive 25,000 shares of the Company's common stock for every $1,000,000 in sales by the Company of products he plans, designs and develops, as defined in the agreement, up to amaximum of 150,000 shares. Through December 31, 1996, the Company charged compensation expense and credited accrued expenses for $60,000, representing the fair market value, as determined by the Board of Directors, of 150,000 shares of the Company's common stock on December 31, 1996. Such determination by the Board was required as the Company's shares are not, and have not been in the recent past, actively traded. On January 1, 1997, the Company issued Mr. Rascoe 150,000 shares of the Company's common stock. Mr. Rascoe is married to the daughter of Clement E. Wotell. Mr. Rascoe became an employee of the Company on May 10, 1993 and is currently Vice President of Research and Development.

     The Company entered into an agreement with Benihana National Corporation and Benihana of Tokyo pursuant to which the Company agreed to develop and install customized versions of the Company's FSMS(R) in several Benihana restaurants. The development and installations were completed in June 1992. Pursuant to the agreement, the Company received $120,000 in the form of cash and notes. At December 31, 1996, no amounts were outstanding under this agreement. John E. Abdo, the Company's Chairman of the Board, is also a director of Benihana National Corporation.

     The Company believes that all of the transactions between the Company and its officers, directors and affiliates of the Company were on terms no less favorable than could have been obtained on an arms-length basis from unrelated third parties.

Part III. (cont'd.)

Item 13. Exhibits, Lists and Reports on Form 8-K

The following documents are filed as part of this Form 10-KSB:

     1.   Financial Statements

          Consolidated Balance Sheets as of December 31, 1996 and 1995

          Consolidated Statements of Operations for the years ended December 31, 1996 and 1995

          Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the years ended December 31, 1996 and 1995

          Consolidated Statements of Cash Flows for the years ended December 31, 1996 and 1995

          Notes to Consolidated Financial Statements


Item 13. Exhibits, Lists and Reports on Form 8-K

     2.   Exhibits

     Exhibits marked with an asterisk are filed herewith. The remainder of the exhibits have heretofore been filed with the Commission and are incorporated by reference.


     Exhibit No.    Description
     -----------    -----------

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

     6.2            Form of Employment Agreement between the Registrant and Mark
                    E. Wotell

     6.3 Form of Employment Agreement between the Registrant and Christopher L. Wotell

     6.4            Form of  Employment  Agreement  between the  Registrant  and
                    Eugene J. Wotell

     6.5            Form of  Employment  Agreement  between the  Registrant  and
                    Matthew J. Wotell

Part III. (cont'd.)

Item 13. Exhibits, Lists and Reports on Form 8-K (cont'd.)

     2.   Exhibits

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


Coconut Code, Inc. (Registrant)


By: /s/ Daniel W. Reese
    ------------------------------
    Daniel W. Reese, Vice President
     and Chief Financial Officer
     June 9, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of May 30, 1997.


John E. Abdo                                      /s/ John E. Abdo
 Chairman of the Board and Director               ----------------------------

Mark E. Wotell                                    /s/ Mark E. Wotell
 President and Director                           ----------------------------

Christopher L. Wotell                             /s/ Christopher L. Wotell
 Vice President of Marketing,                     ----------------------------
 Secretary and Director

Matthew J. Wotell                                 /s/ Matthew J. Wotell
 Executive Vice President of Sales                ----------------------------
 and Director

Eugene J. Wotell                                  /s/ Eugene J. Wotell
 Vice President of Support Services               ----------------------------
 and Director

Clement E. Wotell                                 /s/ Clement E. Wotell
 Vice President of Production                     ----------------------------
 and Director Emeritus

Frank J. Abdo                                     /s/ Frank J. Abdo
 Director                                         ----------------------------

J. Kenneth Gulden                                 /s/ J. Kenneth Gulden
 Director                                         ----------------------------

                        COCONUT CODE, INC. AND SUBSIDIARY


                        CONSOLIDATED FINANCIAL STATEMENTS


                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


        TOGETHER WITH REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and Management of Coconut Code, Inc.:

We have audited the accompanying consolidated balance sheets of Coconut Code, Inc. (a Florida corporation) and subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' (deficit) equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coconut Code, Inc. and subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP
-----------------------
ARTHUR ANDERSEN LLP


Fort Lauderdale, Florida,
    April 11, 1997.

                        COCONUT CODE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1996 AND 1995

                                     ASSETS
                                                                                      1996         1995
                                                                                   ----------   ----------
CURRENT ASSETS:
 Cash and cash equivalents                                                         $   95,883   $  242,603
 Accounts receivable (net of allowance for doubtful accounts of $153,074
    in 1996 and $92,377 in 1995)                                                      274,912      317,714
 Inventories                                                                           27,274       31,352
 Current portion of finance  receivables (net of unearned lease income of $4,797 in 1996 and $11,646 in 1995 and allowance for doubtful
    accounts of $5,010 in 1996 and $15,851 in 1995)                                    22,208       50,518
 Notes receivable (net of allowance for doubtful accounts of $70,000
    in 1996 and $49,000 in 1995)                                                       22,470       72,179
 Prepaid expenses                                                                      20,644       57,331
                                                                                   ----------   ----------
        Total current assets                                                          463,391      771,697
                                                                                   ----------   ----------
 PROPERTY AND EQUIPMENT, net                                                          261,801      250,154

OTHER ASSETS:
 Long-term  portion of finance  receivables  (net of  unearned  lease  income of
    $16,876 in 1996 and $18,105 in 1995 and allowance for doubtful
    accounts of $74,990 in 1996 and $36,654 in 1995)                                   29,108       52,975
 Other assets                                                                          15,093        2,293
                                                                                   ----------   ----------

                                                                                   $  769,393   $1,077,119
                                                                                   ==========   ==========

                 LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
 Accounts payable                                                                  $  235,917   $  157,831
 Accrued expenses                                                                     234,537      171,379
 Customer deposits                                                                     87,392        8,636
 Due to related party                                                                    --          7,823
 Deferred revenue                                                                     133,194      100,420
 Loans from officers                                                                   79,900       44,800
 Current portion of note payable                                                       33,324         --
 Line of credit                                                                       103,000       72,600
                                                                                   ----------   ----------

        Total current liabilities                                                     907,264      563,489
                                                                                   ----------   ----------

LONG-TERM PORTION OF NOTE PAYABLE                                                      45,852         --

COMMITMENTS (Note 8 and 12)

STOCKHOLDERS' (DEFICIT) EQUITY:
 Common stock ($.01 par, 10,000,000 shares authorized, 3,382,325
    issued and outstanding)                                                            33,823       33,823
 Additional paid-in capital                                                         2,792,496    2,792,496
 Accumulated deficit                                                               (3,010,042)  (2,312,689)
                                                                                   ----------   ----------

                                                                                     (183,723)     513,630
                                                                                   ----------   ----------

                                                                                   $  769,393   $1,077,119
                                                                                   ==========   ==========


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        COCONUT CODE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                       1996            1995
                                                    -----------     -----------
NET SALES                                           $ 2,244,015     $ 1,986,992
                                                    -----------     -----------
OPERATING COSTS AND EXPENSES:

     Cost of sales                                      347,842         415,716
     Selling and marketing                              707,296         847,719
     General and administrative                       1,055,298         893,196
     Research and development                           767,046         477,332
     Depreciation and amortization                       70,004          55,423
                                                    -----------     -----------
                                                      2,947,486       2,689,386
                                                    -----------     -----------
LOSS FROM OPERATIONS                                   (703,471)       (702,394)
                                                    -----------     -----------
OTHER INCOME (EXPENSE):
     Interest income                                        619          14,866
     Interest expense                                   (20,464)        (10,150)
     Other                                               25,963          29,456
                                                    -----------     -----------
                                                          6,118          34,172
                                                    -----------     -----------
NET LOSS                                            $  (697,353)    $  (668,222)
                                                    ===========     ===========
NET LOSS PER COMMON SHARE                           $     (0.21)    $     (0.20)
                                                    ===========     ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            3,382,325       3,381,420
                                                    ===========     ===========


           The accompanying notes to consolidated financial statements are an integral part of these balance sheets.

                        COCONUT CODE, INC. AND SUBSIDIARY
      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                        Common Stock                Additional                            Total
                                               -----------------------------         Paid-in         Accumulated      Stockholders'
                                                  Shares            Amount           Capital           Deficit      (Deficit) Equity
                                                  ------            ------           -------           -------      ----------------
BALANCE, December 31, 1994                       3,378,325       $    33,783       $ 2,772,136       ($1,644,467)       $ 1,161,452
    Net loss                                          --                --                --            (668,222)          (668,222)
    Sale of common stock                             4,000                40            20,360              --               20,400
                                               -----------       -----------       -----------       -----------        -----------
BALANCE, December 31, 1995                       3,382,325            33,823         2,792,496        (2,312,689)           513,630
    Net loss                                          --                --                --            (697,353)          (697,353)
                                               -----------       -----------       -----------       -----------        -----------
BALANCE, December 31, 1996                       3,382,325       $    33,823       $ 2,792,496       ($3,010,042)       ($  183,723)
                                               ===========       ===========       ===========       ===========        ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

                                                               1996         1995
                                                            ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                  $(697,353)   $(668,222)

    Adjustments to reconcile net loss to net cash used in
     operating activities:
        Depreciation and amortization                          70,004       55,423
        Provision for doubtful accounts                       256,203      120,767
    Changes in operating assets and liabilities:
        Accounts receivable                                  (164,906)    (104,316)
        Inventories                                             4,078       15,787
        Finance receivables, net                               24,682       45,239
        Prepaid expenses                                       36,687       40,745
        Other assets                                          (12,800)      16,642
        Accounts payable and customer deposits                156,842       23,954
        Accrued expenses and deferred revenue                  95,932      138,763
                                                            ---------    ---------
          Total adjustments                                   466,722      353,004
                                                            ---------    ---------
          Net cash used in operating activities              (230,631)    (315,218)
                                                            ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                     (81,651)     (94,396)
      Decrease in notes receivable                             28,709       53,770
                                                            ---------    ---------
          Net cash used in investing activities               (52,942)     (40,626)
                                                            ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Increase (decrease) in due to related party              (7,823)     (12,500)
      Increase in loans from officers                          35,100       44,800
      Borrowings under line of credit                         103,000         --
      Proceeds from notes payable                              27,400       72,600
      Payments on note payable                                (20,824)        --
      Proceeds from issuance of common stock                     --         20,400
                                                            ---------    ---------
          Net cash provided by financing activities           136,853      125,300
                                                            ---------    ---------
          Net decrease in cash and cash equivalents          (146,720)    (230,544)

CASH AND CASH EQUIVALENTS, beginning of year                  242,603      473,147
                                                            ---------    ---------
CASH AND CASH EQUIVALENTS, end of year                      $  95,883    $ 242,603
                                                            =========    =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                  $  20,464    $   9,549
                                                            =========    =========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


(1) ORGANIZATION:

Coconut Code, Inc. (the "Company") was organized as a Florida corporation on April 30, 1984. The Company's principal business is to develop, market and support accounting and management software primarily for the restaurant and hospitality industries.

The Company markets its products in the highly competitive software industry which is characterized by rapid technological changes and, consequently, product obsolescence which could have an adverse effect on the Company's financial condition and results of operations. The Company believes that its core products give it a competitive advantage because of product features not offered by competitors and, most importantly, that the Company owns and controls its own code for these products.

At December 31, 1996, the Company had a stockholders' deficit of $183,723 a working capital deficit of $443,873 and has experienced recurring losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company believes that cash flows generated primarily from custom software development and the availability under the line of credit through May 1, 1997 will be sufficient to fund the Company's operations.


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation-

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Software Leasing Company, ("SLC") whose sole business is to lease software to customers of the Company. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Fair Value of Financial Instruments-

Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosures About Fair Value of Financial Instruments" requires disclosure of the fair value of certain financial

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.):

     Fair Value of Financial Instruments- (cont'd.)

instruments. Accounts receivable, finance receivables, notes receivable, accounts payable, accrued expenses, loans from officers, notes payable and line of credit are reflected in the financial statements at cost which approximates fair value.

     Cash and Cash Equivalents-

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying balance sheets is interest bearing cash approximating $7,700 and $116,000 at December 31, 1996 and 1995, respectively.

     Inventories-

Inventories primarily consist of computer hardware, a component of the Company's time and attendance system, and are stated at the lower of cost (first-in, first-out) or market.

     Finance Receivables-

All of SLC's leases qualify as direct finance sales-type leases under SFAS No. 13, "Accounting for Leases". The Company records the future minimum lease payments net of the unearned lease income. The unearned lease income is amortized into other income to reflect a constant periodic rate of return on the net investment over the term of the leases, which range from 2 to 5 years. The interest rates on these leases range from approximately 8% to 16%.

     Property and Equipment-

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is charged to operations over the estimated useful lives of the related assets and is computed using the straight-line method.

The estimated useful lives of property and equipment are as follows:

                                                       Years
                                                       -----
          Computer equipment                              5
          Office equipment                              5-7
          Leasehold improvements                          5

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.):

     Software Development Costs-

In accordance with SFAS No. 86, "Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed," the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Included in "Other Assets" in the accompanying balance sheets are capitalized costs of $12,800 and -0- at December 31, 1996 and 1995, respectively. Capitalized costs are amortized over the period of benefit, generally three years. No amortization has been recorded in fiscal 1996 or 1995 as capitalized costs relate to products for which no revenue has been recognized.

In 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of". SFAS No. 121 establishes accounting standards for the impairment of long-lived assets and certain identifiable intangibles to be disposed of. Adoption of SFAS No. 121 did not have a material effect on the Company's financial condition or results of operations.

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

In 1996 and 1995, the Company generated loss carryforwards for both book and tax purposes. At December 31, 1996, the available tax loss carryforward is approximately $2,317,000 which expires as follows:

                      Year                      Amount
                      ----                      ------
                      2008                     $273,894
                      2009                     $677,568
                      2010                     $668,222
                      2011                     $697,353

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.):

     Income Taxes- (cont'd.)

Because realization of the net operating loss carryforward is not more likely than not, a valuation allowance in the same amount has been established and, accordingly, no deferred tax asset is reflected in the accompanying consolidated balance sheets.

     Net Loss Per Share-

Net loss per share is equal to net loss divided by the weighted average number of shares of common stock outstanding. Common stock equivalents, which consist of warrants and stock options issued to employees and directors, are not included in the determination of net loss per share in 1996 and 1995 since they would be antidilutive.

In February 1997, The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which requires adoption for periods ending after December 15, 1997. SFAS No. 128 simplifies the accounting for earnings per share by requiring the presentation of basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same since the Company's common stock equivalents are antidilutive. In addition, the Company's basic and diluted earnings per share are the same as that computed under APB No. 15, "Earnings Per Share", as presented in the accompanying statements of operations. SFAS No. 128 must be adopted for periods ending after December 15, 1997 and be retroactively reflected in the financial statements.

     Revenue Recognition-

In accordance with the provisions of Statement of Position 91-1, "Software Revenue Recognition," revenue from software and hardware sales is recognized when the product is installed by Company authorized personnel at the customer's facility. Revenue on fixed fee software development contracts is recognized using the percentage-of-completion method.

The Company enters into maintenance agreements which provide for post-sale customer support. Revenue related to post-sale support activities is amortized over the terms of the related support contract, generally 12 months.

     Research and Development Costs-

Research and development costs are expensed as incurred until the product reaches

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.):

     Research and Development Costs- (cont'd.)

technological feasibility. These costs primarily consist of wages paid to employees for the development of the Company's software.

(3) FINANCE RECEIVABLES:

Future minimum rentals on finance receivables consist of the following at December 31, 1996:

                                 1997               $  32,015
                                 1998                  22,128
                                 1999                  38,157
                                 2000                  60,689
                                                    ---------
                                                      152,989
               Less: Unearned lease income            (21,673)
                                                    ---------
               Leases receivable                      131,316
               Less:  Allowance for doubtful
                        accounts                      (80,000)
                                                    ---------
               Leases receivable, net               $  51,316
                                                    ---------


(4) NOTES RECEIVABLE:

The Company has notes receivable from certain customers and related parties as discussed in Note 8. The notes bear interest ranging from 8% to 10% and require payments through 1997 in the aggregate principal amount of $92,470.


(5) PREPAID EXPENSES:

Prepaid expenses consist of the following at December 31, 1996 and 1995:

                                                   1996           1995
                                                   ----           ----
     Prepaid rent                                 $  --         $15,718
     Brochures, videos and information booklets     4,226         4,078
     Prepaid sales agent commissions                8,990        13,038
     Other prepaid expenses                         7,428        24,497
                                                  -------       -------
                                                  $20,644       $57,331
                                                  -------       -------

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995



(6) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31, 1996 and 1995:

                                               1996              1995
                                               ----              ----
       Computer equipment                   $ 395,093         $ 317,555
       Office equipment                       105,284           101,171
       Leasehold improvements                  20,051            20,051
                                            ---------         ---------
                                              520,428           438,777

       Less: Accumulated depreciation        (258,627)         (188,623)
                                            ---------         ---------
                                            $ 261,801         $ 250,154
                                            ---------         ---------


(7) ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31, 1996 and 1995:

                                              1996              1995
                                              ----              ----
       Wages                                $ 66,819          $ 54,942
       State, local and payroll taxes         98,617            94,310
       Commissions                            60,000             6,526
       Other accrued expenses                  9,101            15,601
                                            --------          --------
                                            $234,537          $171,379
                                            --------          --------


(8) RELATED PARTY TRANSACTIONS:


In July 1990, the Company agreed to pay a relative of certain stockholders and officers of the Company $100,000 for the development of the Company's TimeWare(R) software program. The agreement provides for payments to be made amounting to ten percent of the net proceeds received by the Company from the sale of each TimeWare(R) package in any given month. At December 31, 1996 and 1995, the remaining balance outstanding was $ -0- and $7,823, respectively.

Included in notes receivable in the accompanying balance sheets are two notes from employees. These notes, in the amounts of $4,207 and $2,850 at December 31, 1996, bear interest at 8% with repayment being made through payroll and commission deductions.

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


(8) RELATED PARTY TRANSACTIONS (cont'd.):

The Company's Chairman of the Board together with another director of the Company own a controlling interest in Time Information Systems, Inc. ("TIS"), which was licensed by the Company to market and support the Company's products. In 1992, TIS discontinued its activities and, subsequently, the Company purchased TIS's inventory and equipment at fair market value (approximately $30,000) and agreed to pay TIS a 10% commission on sales (net of cost) resulting from customer introductions made by TIS up to a maximum of $50,000. No amounts were paid by the Company in 1996 or 1995 under this agreement.

Under an agreement entered into with Benihana National Corporation and Benihana of Tokyo, the Company, in June 1992, developed and installed several customized versions of the Company's back office accounting software in Benihana restaurants. Pursuant to the agreement, the Company received $120,000 in the form of cash and notes. At December 31, 1996 and 1995, $ -0- and $24,340, respectively was outstanding on the notes. The Company's Chairman of the Board is also a director of Benihana National Corporation.

During 1995, the Company was charged $18,000 for rent pertaining to a portion of office space occupied off-site of Company facilities by the Company's Chairman. In 1996, the 1995 rent charges were forgiven.

During 1996 and 1995, certain officers of the Company loaned $35,100 and $44,800, respectively, to the Company for working capital requirements. These loans bear interest at 12% for both 1996 and 1995. It is the Company's intent to repay the majority of these loans by the end of 1997.

(9) BORROWINGS:

The Company has a $300,000 line of credit with a bank. The line of credit expires on May 1, 1997. Advances under the line bear interest at the prime rate (8.25% at December 31, 1996) plus one percent and are secured by the Company's accounts receivable and the personal guarantees of three of the Company's principal stockholders. In 1996, $103,000 in advances were drawn under this line and remain outstanding at December 31, 1996.

On January 30, 1995, the Company obtained a $100,000 term loan with a bank. The loan arrangement requires interest only payments, at the prime rate plus one percent, until the principal amount outstanding is converted to a three year term loan. At December 31, 1995, $72,600 was outstanding under this facility. In February 1996, the

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


(9) BORROWINGS (cont'd.):

Company borrowed the remaining $27,400. All borrowings under this facility were used primarily to finance the purchase of computer hardware for use by the Company's research and development staff in the design of its new Windows(R) based software. In February 1996, the $100,000 balance outstanding under this facility was converted to a three year term loan bearing interest at the prime rate plus one percent and requiring 36 equal monthly payments comprised of principal and interest through March 1999. As of December 31, 1996, $79,176 of principal was outstanding on the term loan. The term loan matures as follows:
$33,324 in 1997, $33,324 in 1998 and $12,528 in 1999.


(10) STOCKHOLDERS' (DEFICIT) EQUITY:

In September 1993, the Company commenced an SB-1 public offering for the sale of up to 10,000 units at $510 per unit. Each unit consisted of 100 shares of $.01 par value common stock with restricted transferability and twenty-five redeemable warrants to purchase twenty-five shares of common stock. Each warrant entitles the holder to purchase, during the three year period commencing on the distribution date of the units, as defined in the Prospectus, one share of common stock at a per share price of $6.50. If the Company completes another public offering, as defined in the Prospectus, the Company may redeem the warrants at $.01 per warrant at any time prior to September 1997 upon 30 days notice to holders. Holders of the warrants may exercise any time prior to September 1997.

In 1995, the Company sold 4,000 shares of common stock to private investors resulting in proceeds to the Company of $20,400.


(11) STOCK OPTIONS:

The Company adopted the proforma disclosure requirements of SFAS No. 123, "Accounting for Stock-Based Compensation," in 1996. However, the Company did not have to disclose the pro-forma effect of 1995 stock option grants since they were cancelled in 1996. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for employee stock options. Each stock option has an exercise price equal to the market price on the date of grant and, accordingly, no compensation expense has been recorded for any stock option grant.

In October 1994, the stockholders of the Company approved the 1994 Stock Option Plan (the "Plan") under which an aggregate of 330,000 common shares are available for

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


(11) STOCK OPTIONS (cont'd.):

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

Stock option activity is as follows:

                                            Number        Weighted Average
                                          of Shares        Exercise Price
                                          ---------        --------------
             Balance, December 31, 1994    152,200         $   5.10
               Granted during 1995         165,250             7.75
               Cancelled during 1995        (5,700)            5.33
                                           -------
             Balance, December 31, 1995    311,750             6.50
               Granted during 1996           -0-                -0-
               Cancelled during 1996      (213,000)            6.43
                                           -------
             Balance, December 31, 1996     98,750             6.43
                                           -------


No options were exercisable as of December 31, 1996 and 1995.


(12) COMMITMENTS:

The Company leases its Florida office space pursuant to an operating lease which requires fixed monthly rental payments. Rent expense for 1996 and 1995 was $123,339 and $78,816, respectively.

At December 31, 1996, the future minimum rental payments under operating leases was as follows:

                      Year                      Amount
                      ----                      ------
                      1997                     $106,356
                      1998                        8,563

The members of the Wotell family and the Company's Vice President of Research and Development, a relative of the Wotell family, are parties to employment and non-compete agreements with the Company. The agreements provide for minimum annual salaries of $129,441 for Mark E. Wotell, $108,805 for Christopher L. Wotell, $105,068 for Matthew J.

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1996 AND 1995


(12) COMMITMENTS (cont'd.):

Wotell, $105,068 for Eugene J. Wotell, $82,267 for Clement E. Wotell and a minimum annual salary of $70,000 increasing to $100,000 by July 31, 1998 for the Vice President of Research and Development. Additionally, the Vice President of Research and Development's agreement provides that he will receive 25,000 shares of the Company's common stock for every $1,000,000 in sales by the Company of products he plans, designs and develops, as defined in the agreement, up to a maximum of 150,000 shares. Through December 31, 1996, the Company charged compensation expense and credited accrued expenses for $60,000, representing the fair market value, as determined by the Board of Directors, of 150,000 shares of the Company's common stock on December 31, 1996. Such determination by the Board was required as the Company's shares are not, and have not been in the recent past, actively traded. On January 1, 1997, the Company issued the Vice President of Research and Development 150,000 shares of the Company's common stock.

The annual compensation of each of the parties to the employment and non-compete agreements may be increased at any time by the Board of Directors at its sole discretion. In 1996 and 1995, each of the parties to the employment and non-compete agreements elected to accept annual compensation less than the amount specified in their respective agreement and also waived their right to receive the difference in the future. The agreements further provide that each party to the agreement may not compete with the Company as long as such party is employed by the Company and for a period of three years thereafter.


(13) MAJOR CUSTOMER:

During 1996, one customer accounted for more than 10% of the Company's total net sales. Sales to this customer represented approximately 28% of net sales for 1996 and as of December 31, 1996, approximately 8% of gross accounts receivable. For 1995, no customer accounted for more than 10% of net sales.