Form 10QSB
period 1997-03-31
COCONUT CODE INC /FL/
filed 1997-06-16
CIK 908181

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB


X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934


For the transition period from _______________ to _______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The number of shares of common stock , $.01 par value, of the Registrant issued and outstanding as of May 7, 1997 was 3,532,325.

================================================================================

                               COCONUT CODE, INC.

                              INDEX TO FORM 10-QSB


                                                              Page
                                                             Number
                                                             ------
PART 1    FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements:

          Consolidated Balance Sheet as of
          March 31, 1997                                       3

          Consolidated Statements of Operations -
          For the Three Months Ended March 31,
          1997 and 1996                                        4


          Consolidated Statements of Cash Flows -
          For the Three Months Ended March 31,
          1997 and 1996                                        5

          Notes to Consolidated Financial Statements          6-7

Item 2.   Management's Discussion and Analysis
          or Plan of Operation                                8-9


PART 2.   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security
          Holders                                             10

Item 6.   Exhibits and Reports on Form 8-K                    10

                                                                          Page 3
                          PART 1. FINANCIAL INFORMATION

                        COCONUT CODE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1997

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $  726,316
  Accounts receivable (net of allowance for doubtful accounts
    of $165,362)                                                              250,667
  Inventories                                                                  22,045
  Current portion of finance receivables (net of unearned lease income
    of $4,472 and allowance for doubtful accounts of $5,010)                   22,532
  Notes receivable (net of allowance for doubtful accounts of $70,000)         22,470
  Prepaid expenses                                                             23,508
                                                                           ----------
        Total current assets                                                1,067,538

PROPERTY AND EQUIPMENT, (net of accumulated
  depreciation of $276,127)                                                   306,354

OTHER ASSETS:
  Long-term portion of finance receivables (net of unearned lease income
    of $15,951 and allowance for doubtful accounts of $84,990)                 16,402
  Other assets                                                                 14,410
                                                                           ----------
                                                                           $1,404,704
                                                                           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $  155,549
  Accrued expenses                                                            191,347
  Customer deposits                                                           228,825
  Deferred revenue                                                            134,351
  Loans from officers                                                          66,400
  Line of credit                                                              103,000
  Current portion of notes payable                                             41,834
  Current portion of lease payable                                              2,009
                                                                           ----------
                                                                              923,315

LONG-TERM PORTION OF NOTES AND LEASE PAYABLE                                   77,522

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par; 10,000,000 shares
    authorized, 3,532,325 issued and outstanding)                              35,323
  Additional paid-in capital                                                2,850,996
  Accumulated deficit                                                      (2,482,452)
                                                                           ----------
                                                                              403,867
                                                                           ----------
                                                                           $1,404,704
                                                                           ==========


                 See notes to consolidated financial statements.

                                                                          Page 4
                          PART 1. FINANCIAL INFORMATION

                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)






                                            For the three months ended March 31,
                                            ------------------------------------
                                                     1997             1996
                                                     ----             ----
NET SALES                                         $1,261,672        $365,192

OPERATING COSTS AND EXPENSES:

  Cost of sales                                      126,154          74,131
  Selling and marketing                              131,307         178,990
  General and administrative                         262,808         234,283
  Research and development                           194,790         155,771
  Depreciation and amortization                       17,500          15,900
                                                 -----------     -----------
                                                     732,559         659,075
                                                 -----------     -----------

INCOME (LOSS) FROM OPERATIONS                        529,113        (293,883)
                                                 -----------     -----------

OTHER (EXPENSE) INCOME:
  Interest income                                       --               607
  Interest expense                                    (5,817)         (1,133)
  Other                                                4,294           4,238
                                                 -----------     -----------
                                                      (1,523)          3,712
                                                 -----------     -----------

NET INCOME (LOSS)                                   $527,590       ($290,171)
                                                 -----------     -----------

NET INCOME (LOSS) PER COMMON SHARE                     $0.15          ($0.09)
                                                 -----------     -----------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING         3,532,325       3,382,325
                                                 -----------     -----------


                 See notes to consolidated financial statements.

                                                                          Page 5
                          PART 1. FINANCIAL INFORMATION
                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        For the three months ended March 31,
                                                        ------------------------------------
                                                                 1997         1996
                                                                 ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $ 527,590    ($290,171)

  Adjustments to reconcile net income (net loss) to net cash provided by (used in) operating activities:
      Depreciation and amortization                               17,500       15,900
      Provision for doubtful accounts                             35,000       19,000
  Changes in operating assets and liabilities:
    (Increase) decrease in accounts receivable                   (10,755)      26,598
    Decrease in finance receivables, net                          12,382        8,052
    Decrease in inventories                                        5,229        7,537
    (Increase) decrease in prepaid expenses                       (2,864)      10,784
    Decrease in other assets                                         683         --
    Decrease in accounts payable                                 (80,368)      (4,661)
    Increase in accrued expenses                                  16,810       12,467
    Increase in customer deposits                                141,433         --
    Increase in deferred revenue                                   1,157       19,455
                                                               ---------    ---------
        Total adjustments                                        136,207      115,132
                                                               ---------    ---------
        Net cash provided by (used in) operating activities      663,797     (175,039)
                                                               ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                             (51,281)      (6,387)
  Decrease in notes receivable                                      --         26,683
                                                               ---------    ---------
        Net cash (used in) provided by investing activities      (51,281)      20,296
                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to related party                                  --         (4,500)
  (Repayment of) proceeds from loans from officers               (13,500)      16,800
  Proceeds from note payable                                      39,714       27,400
  Payments on note payable                                        (8,297)        --
                                                               ---------    ---------
       Net cash provided by financing activities                  17,917       39,700
                                                               ---------    ---------
        Net increase (decrease) in cash and equivalents          630,433     (115,043)

CASH AND CASH EQUIVALENTS, beginning of period                    95,883      242,603
                                                               ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                       $ 726,316    $ 127,560
                                                               =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                   $   5,817    $   1,133
                                                               =========    =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Capital lease obligations incurred during the period ended March 31, 1997 were $10,772.

                 See notes to consolidated financial statements.

                                                                          Page 6
                               COCONUT CODE, INC.
                  6 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial condition, results of operations and cash flows of the Company. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the full year. For further information, these financial statements should be read in conjunction with the Company's 1996 Annual Report filed as part of the Company's 10-KSB for the year ended December 31, 1996.

2.  NET INCOME (LOSS) PER COMMON SHARE

     In February 1997, The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which requires adoption for periods ending after December 15, 1997. SFAS No. 128 simplifies the accounting for earnings per share by requiring the presentation of basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same since the the Company's common stock equivalents are antidilutive. In addition, the Company's basic and diluted earnings per share are the same as that computed under APB No. 15, "Earnings Per Share", as presented in the accompanying consolidated statements of operations. SFAS No. 128 must be adopted for periods ending after December 15, 1997 and be retroactively reflected in the financial statements.

                                                                          Page 7
                               COCONUT CODE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3. STOCK ISSUANCE

     On January 1, 1997, the Company issued its Vice President of Research and Development 150,000 shares of the Company's common stock. Through December 31, 1996, the Company charged compensation expense and credited accrued expenses for $60,000, representing the fair market value, as determined by the Board of Directors, of 150,000 shares of the Company's common stock on December 31, 1996. Such determination by the Board was required as the Company's shares are not, and have not been in the recent past, actively traded.


4. SUBSEQUENT EVENT

     On April 29, 1997, the Company paid off the outstanding balance of $103,000 on its line of credit with a bank and is currently in discussion with the bank to determine if the line of credit can be renewed without the personal guarantees of three principal stockholders.

                               COCONUT CODE, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


INTRODUCTORY STATEMENT

     The Private Securities Litigation Reform Act provides a "safe harbor" for forward-looking statements. Certain statements included in this Form 10-QSB are forward-looking and are based on the Company's current expectations and are subject to a number of risks and uncertainties that could cause actual results to differ significantly from results expressed or implied in any forward-looking statements made by, or on behalf of, the Company. The Company assumes no obligation to update any forward-looking statements contained herein or that may be made from time to time by, or on behalf of, the Company.

RESULTS OF OPERATIONS

     Net sales for the first quarter ended March 31, 1997 were $1,262,000, up $897,000, or approximately 246% over the comparable prior year quarter. The record sales performance was directly attributable to the growth in sales of custom software to national and regional restaurant chains. During the quarter, the Company entered into a $1.9 million contract with a national fast food restaurant chain for the installation of custom software in approximately 700 restaurants during 1997. As of March 31, 1997, the Company's order backlog approximated $1.8 million.

     During the first quarter of 1997, operating costs and expenses rose $73,000 versus the prior period. The principal reasons for the increase were the addition of research and development staff for custom software development, higher general administrative expenses primarily due to growth of the Company, offset in part by lower selling and marketing expenses as travel and related costs are now reimbursed to the Company by most major customers. In 1996, most travel expenses were absorbed by the Company.

     As a result of the strong sales performance, the Company realized its first quarterly profit since the 1993 stock offering. Net income of $528,000 represented a 42% return on net sales for the first quarter of 1997.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1997, the Company had working capital of $144,000 compared to a working capital deficit at December 31, 1996 of $444,000. The improvement in

                                                                          Page 9
                               COCONUT CODE, INC.
            MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


LIQUIDITY AND CAPITAL RESOURCES (cont'd.)

working capital of $588,000 primarily results from the net income for the quarter and significant increase in cash generated from the net profit for the quarter.

     As of March 31, 1997, the Company had a $300,000 line of credit facility with a bank. Advances under the line bear interest at the prime rate plus one percent and are secured by the Company's accounts receivable and the personal guarantees of three principal stockholders. The line of credit expires on May 1, 1997. During 1996, the Company borrowed $103,000 under this facility which amount was outstanding as of December 31, 1996 and March 31, 1997. On April 29, 1997, the Company paid off the $103,000 outstanding balance and is currently in discussion with the bank to determine if the line can be renewed without the personal guarantees of the three principal stockholders.

     In January 1995, the Company obtained a $100,000 term loan with a bank. All borrowings under this facility were used primarily to finance the purchase of computer hardware for use by the Company's research and development staff in the design of custom software and the Company's new Windows(R) based software. In February 1996, the $100,000 balance outstanding under this facility was converted to a three year term loan bearing interest at the prime rate plus one percent and requiring 36 equal monthly payments comprised of principal and interest through March 1999. As of March 31, 1997, $71,228 of principal was outstanding under the loan.

     The Company believes that cash flow generated from from the growth in fixed-price contracts for the custom development of accounting and management related software for national and regional restaurant chains, cash resulting from the Company's new Windows(R) based accounting software now scheduled for official release in the third quarter of 1997, and continuing sales of the Company's DOS based accounting software will be sufficient to fund the Company's activities through the end of the year and will allow the Company to continue to expand marketing and product distribution.

                                                                         Page 10
                               COCONUT CODE, INC.


PART 2. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the first quarter of 1997

Item 6. Exhibits and Reports on Form 8-K

     None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned there unto duly authorized.



                               COCONUT CODE, INC.
                               (Registrant)


Date: June 9, 1997             BY: /s/ Daniel W. Reese III
                                   -----------------------------------
                                       Daniel W. Reese III
                                       Vice President & Chief Financial Officer