Form 10QSB
period 1997-06-30
COCONUT CODE INC /FL/
filed 1997-08-13
CIK 908181

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934.

For the quarterly period ended  June 30, 1997

                                       OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934


For the transition period from  ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes _X_   No___

The number of shares of common stock , $.01 par value, of the Registrant issued and outstanding as of July 15, 1997 was 3,618,484.

================================================================================

                               COCONUT CODE, INC.

                              INDEX TO FORM 10-QSB


                                                                          Page
                                                                          Number
PART 1            FINANCIAL INFORMATION

Item 1.           Consolidated Financial Statements:

                  Consolidated Balance Sheet as of
                   June 30, 1997                                             3

                  Consolidated Statements of Operations -
                  For the Three and Six Months Ended
                  June 30, 1997 and 1996                                     4

                  Consolidated Statements of Cash Flows -
                  For the Six Months Ended June 30 1997                      5

                  Notes to Consolidated Financial Statements               6-7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations           8-10


PART 2.           OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security
                  Holders                                                  10

Item 6.           Exhibits and Reports on Form 8-K                         10

                            PART 1. FINANCIAL INFORMATION                 Page 3

                        COCONUT CODE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 1997
                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                $   691,805
  Accounts receivable, net of allowance for doubtful accounts
    of $173,362                                                                263,893
  Inventories                                                                   31,823
  Current portion of finance receivables, net of unearned lease income
    of $4,248 and allowance for doubtful accounts of $19,098                     8,669
  Notes receivable, net of allowance for doubtful accounts of $72,000           20,470
  Prepaid expenses                                                               9,743
                                                                           -----------
        Total current assets                                                 1,026,403

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $295,002                                                     427,543

OTHER ASSETS:
  Long-term portion of finance receivables, net of unearned lease income
    of $15,676 and allowance for doubtful accounts of $78,990                   15,099
  Other assets                                                                  38,737
                                                                           -----------
                                                                           $ 1,507,782
                                                                           ===========

                              LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $   151,120
  Accrued expenses                                                             210,049
  Customer deposits                                                            185,928
  Deferred revenue                                                             140,090
  Loans from officers                                                           61,455
  Current portion of notes payable                                              41,834
  Current portion of leases payable                                             14,993
                                                                           -----------
                                                                               805,469
                                                                           ------------
LONG-TERM PORTION OF NOTES AND LEASES PAYABLE                                  115,811
                                                                           ------------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par; 10,000,000 shares
    authorized, 3,618,484 shares issued and outstanding                         36,185
  Additional paid-in capital                                                 2,853,722
  Accumulated deficit                                                       (2,303,405)
                                                                           -----------
                                                                               586,502
                                                                           -----------
                                                                           $ 1,507,782
                                                                           ===========

                 See notes to consolidated financial statements.

                            Part I - Financial Information                Page 4

                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  Three months ended June 30,     Six months ended June 30,
                                  ---------------------------   ---------------------------
                                      1997           1996           1997           1996
                                  -----------    -----------    -----------    -----------
NET SALES                         $ 1,023,089    $   541,281    $ 2,284,761    $   906,473

OPERATING COSTS AND EXPENSES:

  Cost of sales                       157,988         94,868        284,142        168,999
  Selling and marketing               154,100        156,298        285,407        335,288
  General and administrative          278,614        285,259        541,422        519,542
  Research and development            234,260        165,465        429,050        321,236
  Depreciation and amortization        18,875         16,500         36,375         32,400
                                  -----------    -----------    -----------    -----------
                                      843,837        718,390      1,576,396      1,377,465
                                  -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS         179,252       (177,109)       708,365       (470,992)
                                  -----------    -----------    -----------    -----------

OTHER (EXPENSE) INCOME:
  Interest income                       3,526             43          3,561            650
  Interest expense                     (7,887)        (9,771)       (13,738)       (10,904)
  Other                                 4,156          4,768          8,450          9,006
                                  -----------    -----------    -----------    -----------
                                         (205)        (4,960)        (1,727)        (1,248)
                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS)                 $   179,047    ($  182,069)   $   706,638    ($  472,240)
                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS) PER COMMON
 SHARE                            $      0.05    ($     0.05)   $      0.20    ($     0.14)
                                  -----------    -----------    -----------    -----------

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 3,591,027      3,382,325      3,561,838      3,382,325
                                  -----------    -----------    -----------    -----------


                 See notes to consolidated financial statements.

                            PART 1. FINANCIAL INFORMATION                 Page 5
                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           For the six months ended June 30,
                                                         -----------------------------------
                                                                 1997        1996
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $ 706,638    ($472,240)

  Adjustments to reconcile  net income  (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              36,375       32,400
      Provision for doubtful accounts                            75,000       96,000
      Compensation expense for stock issuances                   63,588         --
  Changes in operating assets and liabilities:
    Increase in accounts receivable                             (43,893)    (109,459)
    Decrease in finance receivables, net                          9,459       29,757
    Increase in inventories                                      (4,549)      (6,766)
    Decrease in prepaid expenses                                 10,901       23,218
    Increase in other assets                                    (23,644)        --
    (Decrease) increase in accounts payable                     (84,797)      61,902
    (Decrease) increase in accrued expenses                     (24,488)      20,325
    Increase in customer deposits                                98,536         --
    Increase in deferred revenue                                  6,896       24,091
                                                              ---------    ---------
        Total adjustments                                       119,384      171,468
                                                              ---------    ---------

        Net cash provided by (used in) operating activities     826,022     (300,772)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (202,117)     (21,617)
  Decrease in notes receivable                                     --         27,358
                                                              ---------    ---------

        Net cash (used in) provided by investing activities    (202,117)       5,741
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to related party                                 --         (7,823)
  (Repayment of) proceeds from loans from officers              (18,445)      37,100
  Proceeds from note and leases payable                         122,161       60,400
  Payments on notes and leases payable                         (131,699)      (8,333)
                                                              ---------    ---------
       Net cash provided by financing activities                (27,983)      81,344
                                                              ---------    ---------

        Net increase (decrease) in cash and equivalents         595,922     (213,687)

CASH AND CASH EQUIVALENTS, beginning of period                   95,883      242,603
                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                      $ 691,805    $  28,916
                                                              =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                  $  13,738    $  10,904
                                                              =========    =========


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Capital lease obligations incurred during the six month period ended June 30, 1997 amounted to $78,037. Notes payable incurred for fixed asset purchases during the period amounted to $44,124.

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

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial condition, results of operations and cash flows of the Company. The results of operations for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the full year. For further information, these financial statements should be read in conjunction with the Company's 1996 Annual Report filed as part of the Company's 10-KSB for the year ended December 31, 1996.

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

                                  COCONUT CODE, INC.                      Page 7
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (cont'd.)
                                   (Unaudited)


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

4.  INCENTIVE STOCK GRANTS AND STOCK OPTIONS

     Effective April 30, 1997, the Company granted 86,159 incentive stock grants, valued by the Company's Board of Directors at $1.00 per share, to certain key employees of the Company. The grants become 100% vested at the conclusion of the four year period immediately following the date of grant. Employees do not vest any portion of the grants prior to the end of this four year period, and unvested grants revert to the Company upon termination of the employee. The estimated fair value of the grants amounting to $86,159 has been recorded as an issuance of common stock with an offsetting deferred compensation equity account. Deferred compensation is included in additional paid-in capital in the accompanying balance sheet. Such value is being amortized to operating costs and expenses over the vesting period of the grants.

     On May 15, 1997, the Company granted 90,006 stock options to certain employees under the Company's 1994 Stock Option Plan to purchase common shares at $7.75 per share. The options become exercisable five years from the date of grant and expire ten years from the date of grant.

                                  COCONUT CODE, INC.                      Page 8

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS


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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

     Net sales for the six months ended June 30, 1997 were $2,285,000, up $1,379,000, or approximately 252% over the comparable prior year period The significant sales increase was directly the result of the growth in sales of custom software to national and regional restaurant chains. In February 1997, the Company entered into a $1.9 million contract with a national fast food restaurant chain for the installation of custom software in approximately 700 restaurants during 1997. As of June 30, 1997, the Company's order backlog approximated $968,000.

     For the first six months of 1997, operating costs and expenses rose $199,000 versus the prior period. The primary reasons for the increase were higher cost of sales due to the increase in sales, the addition of research and development staff for custom software development, higher general and administrative expenses primarily due to growth of the Company, offset in part by lower selling and marketing expenses as travel and related costs are now reimbursed to the Company by most major customers. In 1996, the majority of travel expenses were absorbed by the Company.

     As a result of the strong sales performance, the Company recorded a $707,000 profit for the first six months of 1997.

Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30,
1996

     Net sales for the second quarter of 1997 were $1,023,000 compared to $541,000 for the corresponding quarter of 1996. The reason for the sales

                                 COCONUT CODE, INC.                       Page 9

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (cont'd.)


RESULTS OF OPERATIONS (cont'd.)


increase was Three Months Ended June 30, 1997 Compared to the Three Months Ended June 30, 1996 (cont'd.)

specifically due to the growth in sales of custom software to national and regional restaurant chains.

     Operating costs and expenses for the three months ended June 30, 1997 increased $125,000, or 17%, to $844,000. The principal reasons for the increase were higher cost of sales attributable to the growth in sales and the addition of research and development staff to work on custom software development.

     Due to the factors stated above, the Company recognized net income of $179,000 for the three month period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1997, the Company had working capital of $221,000 compared to a working capital deficit at December 31, 1996 of $444,000. The improvement in working capital of $665,000 primarily results from the net income for the first six months of 1997 and significant increase in cash generated from the net income for the period.

     On April 29, 1997, the Company paid off the outstanding balance on its line of credit amounting to $103,000, which was borrowed in 1996. On May 1, 1997 the line of credit expired. The Company did not renew the line of credit.

     In January 1995, the Company obtained a $100,000 term loan with a bank. Borrowings under this facility were used primarily to finance the purchase of computer hardware for use by the Company's research and development staff in the design of custom software and the Company's new Windows(R) based software. In February 1996, the $100,000 balance outstanding under this facility was converted to a three year term loan bearing interest at the prime rate plus one percent and requiring 36 equal monthly payments comprised of principal and interest through March 1999. As of June 30, 1997, $63,166 of principal was outstanding under the loan.

     The Company believes that cash flow generated from the growth in fixed-price contracts for the custom development of accounting and management

                                  COCONUT CODE, INC.                     Page 10

   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                              OPERATIONS (cont'd.)

LIQUIDITY AND CAPITAL RESOURCES (cont'd.)

related software for national and regional restaurant chains, cash resulting from the Company's new Windows(R) based accounting software now scheduled for official release by the end of 1997, and continuing sales of the Company's DOS based accounting software will be sufficient to fund the Company's activities through the end of the year and will allow the Company to continue to expand marketing and product distribution.

PART 2.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the second quarter of 1997

Item 6.  Exhibits and Reports on Form 8-K

     None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned there unto duly authorized.



                              COCONUT CODE, INC.
                              (Registrant)


Date: August 14, 1997          BY:      /s/ Daniel W. Reese III
                                        -----------------------
                                        Daniel W. Reese III
                                        Vice President & Chief Financial Officer