Form 10QSB
period 1997-09-30
COCONUT CODE INC /FL/
filed 1997-11-14
CIK 908181

================================================================================

               SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

                                   FORM 10-QSB


 X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
        EXCHANGE ACT OF 1934.

                For the quarterly period ended September 30, 1997

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

 For the transition period from _____________ to ________________

                         Commission File No. 33-64164-A

                                COCONUT CODE INC.
             (Exact name of registrant as specified in its charter)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of common stock, $.01 par value, of the Registrant issued and outstanding as of October 15, 1997 was 3,620,984.

================================================================================

                               COCONUT CODE, INC.

                              INDEX TO FORM 10-QSB


                                                                         Page
                                                                        Number
                                                                        ------
PART 1     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements:

           Consolidated Balance Sheet as of
           September 30, 1997                                               3

           Consolidated Statements of Operations -
           For the Three and Nine Months Ended
           September 30, 1997 and 1996                                      4

           Consolidated Statements of Cash Flows -
           For the Nine Months Ended
           September 30, 1997 and 1996                                      5

           Notes to Consolidated Financial Statements                     6-7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 8-10


PART 2.    OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security
           Holders                                                         10

Item 6.    Exhibits and Reports on Form 8-K                                10

                                                                          Page 3
                          PART 1. FINANCIAL INFORMATION

                        COCONUT CODE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                               September 30, 1997

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                   $533,141
  Accounts receivable, net of allowance for doubtful accounts
    of $176,597                                                                345,891
  Inventories                                                                   23,437
  Current portion of finance receivables, net of unearned lease income
    of $4,248 and allowance for doubtful accounts of $19,098                     8,669
  Notes receivable, net of allowance for doubtful accounts of $72,000           20,470
  Prepaid expenses                                                               9,743
                                                                           -----------
        Total current assets                                                   941,351

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $326,002                                                     442,815

OTHER ASSETS:
  Long-term portion of finance receivables, net of unearned lease income
    of $15,326 and allowance for doubtful accounts of $78,990                   12,152
  Other assets                                                                  50,154
                                                                           -----------
                                                                            $1,446,472
                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
  Accounts payable                                                             128,353
  Accrued expenses                                                             203,827
  Customer deposits                                                            165,604
  Deferred revenue                                                             125,797
  Loans from officers                                                           44,955
  Current portion of notes payable                                              42,373
  Current portion of leases payable                                             16,652
                                                                           -----------
                                                                               727,561
                                                                           -----------

LONG-TERM PORTION OF NOTES AND LEASES PAYABLE                                   99,580
                                                                           -----------

SHAREHOLDERS' EQUITY:
  Common stock, $.01 par; 10,000,000 shares
    authorized, 3,620,984 shares issued and outstanding                         36,210
  Additional paid-in capital                                                 2,859,079
  Accumulated deficit                                                       (2,275,958)
                                                                           -----------
                                                                               619,331
                                                                           -----------
                                                                            $1,446,472
                                                                           ===========

                 See notes to consolidated financial statements.

                                                                          Page 4
                         Part I - Financial Information

                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                    Three months ended              Nine months ended
                                        September 30,                 September 30,
                                  --------------------------    --------------------------
                                     1997            1996          1997           1996
                                  -----------    -----------    -----------    -----------
NET SALES                            $942,449       $604,508     $3,227,210     $1,510,981

OPERATING COSTS AND EXPENSES:

  Cost of sales                       149,092         80,563        433,234        249,562
  Selling and marketing               166,676        159,335        452,083        494,623
  General and administrative          291,423        204,043        832,846        723,585
  Research and development            281,155        185,579        710,205        506,815
  Depreciation and amortization        31,000         16,500         67,375         48,900
                                  -----------    -----------    -----------    -----------
                                      919,346        646,020      2,495,743      2,023,485
                                  -----------    -----------    -----------    -----------

INCOME (LOSS) FROM OPERATIONS          23,103        (41,512)       731,467       (512,504)
                                  -----------    -----------    -----------    -----------

OTHER (EXPENSE) INCOME:
  Interest income                       6,470           --           10,031           --
  Interest expense                     (4,956)        (4,544)       (18,695)       (14,797)
  Other                                 2,830         10,102         11,282         19,108
                                  -----------    -----------    -----------    -----------
                                        4,344          5,558          2,618          4,311
                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS)                     $27,447       ($35,954)      $734,085      ($508,193)
                                  -----------    -----------    -----------    -----------

NET INCOME (LOSS) PER COMMON
 SHARE                                  $0.01         ($0.01)         $0.20         ($0.15)
                                  -----------    -----------    -----------    -----------

WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                 3,619,299      3,382,325      3,581,202      3,382,325
                                  -----------    -----------    -----------    -----------


                 See notes to consolidated financial statements.

                                                                          Page 5
                          PART 1. FINANCIAL INFORMATION
                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            For the nine months ended
                                                                  September 30,
                                                            -------------------------
                                                                1997          1996
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                            $734,085    ($508,193)

  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              67,375       48,900
      Provision for doubtful accounts                           115,000       92,993
      Compensation expense for stock issuances                   68,970         --
  Changes in operating assets and liabilities:
    Accounts receivable                                        (165,890)     (56,383)
    Finance receivables, net                                     12,407       21,007
    Inventories                                                   3,837       11,064
    Prepaid expenses                                             10,901       25,937
    Other assets                                                (35,061)       1,324
    Accounts payable                                           (107,564)      33,220
    Accrued expenses                                            (30,710)      28,781
    Increase in customer deposits                                78,212         --
    Deferred revenue                                             (7,397)      14,028
                                                              ---------    ---------
        Total adjustments                                        10,080      220,871
                                                              ---------    ---------

        Net cash provided by (used in) operating activities     744,165     (287,322)
                                                              ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                          (248,389)     (22,196)
  Decrease in notes receivable                                     --         26,715
                                                              ---------    ---------

        Net cash (used in) provided by investing activities    (248,389)       4,519
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in due to related party                                 --         (7,823)
  (Repayment of) proceeds from loans from officers              (34,945)      44,800
  Proceeds from note and leases payable                         122,161      130,400
  Payments on notes and leases payable                         (145,734)     (13,079)
                                                              ---------    ---------
       Net cash (used in) provided by financing activities      (58,518)     154,298
                                                              ---------    ---------

        Net increase (decrease) in cash and equivalents         437,258     (128,505)

CASH AND CASH EQUIVALENTS, beginning of period                   95,883      242,603
                                                              ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                       $533,141     $114,098
                                                              =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                    $18,695      $10,904
                                                              =========    =========


SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Capital lease obligations incurred during the nine month period ended September 30, 1997 amounted to $78,037. Notes payable incurred for fixed asset purchases during the period amounted to $44,124.


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

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of financial condition, results of operations and cash flows of the Company. The results of operations for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the full year. For further information, these financial statements should be read in conjunction with the Company's 1996 Annual Report filed as part of the Company's 10-KSB for the year ended December 31, 1996.


2. NET INCOME (LOSS) PER COMMON SHARE

     In February 1997, The Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which requires adoption for periods ending after December 15, 1997. SFAS No. 128 simplifies the accounting for earnings per share by requiring the presentation of basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents. The Company's basic and diluted earnings per share are the same since the the Company's common stock equivalents are antidilutive. In addition, the Company's basic and diluted earnings per share are the same as that computed under APB No. 15, "Earnings Per Share", as presented in the accompanying consolidated statements of operations. The effect of the adoption of SFAS No. 128 must be retroactively reflected in the financial statements.

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


4. INCENTIVE STOCK GRANTS AND STOCK OPTIONS

     On April 30, 1997 and September 1, 1997, the Company granted 86,159 and 2,500 incentive stock grants, valued by the Company's Board of Directors at $1.00 per share, to certain key employees of the Company. The grants become 100% vested at the conclusion of the four year period immediately following the date of grant. Employees do not vest any portion of the grants prior to the end of this four year period, and unvested grants revert to the Company upon termination of the employee. The estimated fair value of the grants amounting to $88,659 has been recorded as an issuance of common stock with an offsetting deferred compensation equity account. Such deferred compensation is included in additional paid-in capital in the accompanying balance sheet. Such value is being amortized to operating costs and expenses over the vesting period of the grants.

     On May 15, 1997, the Company granted 90,006 stock options to certain employees under the Company's 1994 Stock Option Plan to purchase common shares at $7.75 per share. The options become exercisable five years from the date of grant and expire ten years from the date of grant.

                                                                          Page 8
                               COCONUT CODE, INC.

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


RESULTS OF OPERATIONS

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

     For the nine months ended September 30, 1997, net sales were $3,227,000 versus $1,511,000 for the comparable prior year period. The sales increase of approximately 114% was directly the result of the growth in sales of custom software to national and regional restaurant chains. In February 1997, the Company entered into a $1.9 million contract with a national fast food restaurant chain for the delivery of custom software for installation in approximately 700 restaurants during 1997. As of September 30, 1997, the Company's order backlog approximated $714,000.

     For the first nine months of 1997, operating costs and expenses increased $472,000 compared to the corresponding 1996 period. The primary reasons for the increase were higher cost of sales due to the increase in sales, the addition of research and development staff for custom software development, higher general and administrative expenses primarily due to growth of the Company, offset in part by lower selling and marketing expenses as travel and related costs are now reimbursed to the Company by most major customers. In 1996, the majority of travel expenses were absorbed by the Company.

     As a result of the growth in sales, the Company recorded a $734,000 profit for the first nine months of 1997.

                                                                          Page 9
                               COCONUT CODE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (cont'd.)


RESULTS OF OPERATIONS (cont'd.)

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

     Net sales for the third quarter of 1997 were $942,000 compared to the 1996 level of $605,000. The reason for the sales increase was due to the growth in sales of custom software to national and regional restaurant chains.

     Operating costs and expenses for the three months ended September 30, 1997 increased $273,000 to $919,000. The principal reasons for the increase were higher cost of sales attributable to the growth in sales, the addition of research and development staff to work on custom software development and higher general and administrative expenses due to the growth of the Company.

     For the three months ended September 30, 1997, the Company recognized net income of $27,000.


LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1997, the Company had working capital of $214,000 compared to a working capital deficit at December 31, 1996 of $444,000. The improvement in working capital of $658,000 is primarily a result of cash generated from operations during the the first nine months of 1997 and due to the growth in sales of custom software.

     On April 29, 1997, the Company paid off the outstanding balance on its line of credit amounting to $103,000, which was borrowed in 1996. On May 1, 1997 the line of credit expired. The Company did not renew the line of credit.

     In January 1995, the Company obtained a $100,000 term loan with a bank. Borrowings under this facility were used primarily to finance the purchase of computer hardware for use by the Company's research and development staff in the design of custom software and the Company's new Windows(R) based software. In February 1996, the $100,000 balance outstanding under this facility was converted to a three year term loan bearing interest at the prime rate plus one percent and requiring 36 equal monthly payments comprised of principal and interest through March 1999. As of September 30, 1997, $55,013 of principal was outstanding under the loan.

                                                                         Page 10
                               COCONUT CODE, INC.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                       AND RESULTS OF OPERATIONS (cont'd.)


LIQUIDITY AND CAPITAL RESOURCES (cont'd.)

     In January and April 1997, the Company entered into two capital lease obligations aggregating $78,037 for the purchase of computer hardware for use by the Company. Each lease has a term of 48 months. As of September 30, 1997, $68,027 of principal remained outstanding under the leases.

     In March 1997, the Company entered into a 48 month loan in the amount of $44,124 for the purchase of three automobiles for use by the Company's product support staff in servicing the Company's major national account. As of September 30, 1997, $35,565 of principal was outstanding under this borrowing.

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


PART 2. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     On August 14, 1997, the Company held its 1997 Annual Meeting of Shareholders at which shareholders approved the one item up for vote which was the reelection of a Board of Directors consisting of seven directors (John E. Abdo, Chairman of the Board; Mark E. Wotell, President; Matthew J. Wotell, Executive Vice President of Sales; Christopher L. Wotell, Vice President of Marketing; Eugene J. Wotell, Vice President of Support Services, Frank J. Abdo and J. Kenneth Gulden). Of the shares voted, approximately 100% voted in the affirmative for reelection of directors.

Item 6. Exhibits and Reports on Form 8-K

     None

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned there unto duly authorized.



                                        COCONUT CODE, INC.
                                        (Registrant)


Date: November 12, 1997           BY:   /s/ Daniel W. Reese III
                                        -----------------------
                                        Daniel W. Reese III
                                        Vice President & Chief Financial Officer