Form 10KSB
period 1997-12-31
COCONUT CODE INC /FL/
filed 1998-03-31
CIK 908181

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                        COCONUT CODE, INC. AND SUBSIDIARY
                           1430 SOUTH FEDERAL HIGHWAY
                         DEERFIELD BEACH, FLORIDA 33441
                                 (954) 481-9331


FOR FISCAL YEAR ENDED:  DECEMBER 31, 1997
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

INDICATE BY CHECK MARK WHETHER REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR
THE PAST 90 DAYS.  YES (X)   NO(_)

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT: YES (_)   NO (X)

CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS IN RESPONSE TO ITEM 405 OF REGULATION S-B IS NOT CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE
CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PARTS II OR III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. (X)

ISSUER'S REVENUES FOR THE MOST RECENT FISCAL YEAR:  $4,122,473

AGGREGATE MARKET VALUE OF THE VOTING STOCK HELD BY NON-AFFILIATES COMPUTED BY REFERENCE TO THE PRICE AT WHICH THE STOCK WAS SOLD, OR THE AVERAGE BID AND ASKED PRICES OF SUCH STOCK, AS OF DECEMBER 31, 1997: NO MARKET EXISTS FOR THE COMPANY'S COMMON STOCK.


NUMBER OF SHARES OUTSTANDING OF REGISTRANT'S COMMON STOCK AS OF MARCH 2, 1998 3,604,509.

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

     The Company markets its products through its own, small sales group, as well as dealers. The majority of sales to single unit operations are handled by dealers, while sales to multi-unit, regional and national chains are handled by the Company's own sales group.

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

     On May 1, 1996, the Company began releasing to select customers the latest version of its FSMS(R) accounting software. This new software was specifically designed to run on Microsoft's Windows 95 operating system, N.T. and Windows
3.11 and includes many features and enhancements not available in earlier versions of FSMS(R). The Company continues to improve and refine the new software and now believes that the finished product will be available for shipment to all customers in the first quarter of 1998.

     In 1995, the Company embarked on a program to address certain issues that concern large national and regional restaurant chains such as labor scheduling, forecasting cooked food requirements, and the reporting of meaningful information to management covering individual store level operations through total company performance. Using the Company's leading edge programming technology known as SDE(TM) (System Development Environment), prototype systems were designed for presentation to national and regional chains allowing prospective customers to choose from a wide array of software applications or, alternatively, working with the Company's research and development staff, design their own exact fit applications. For 1997, custom software development revenue approximated $3,000,000 up from $1,067,000 in 1996. In February 1997, the Company entered into a $1,908,000 contract with one of its major development customers for the installation and support of custom software at approximately 700 of the customer's fast food units.

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

Part I. (cont'd.)

Item 1. Description of Business (cont'd.)

Business of Issuer (cont'd.)

     For the years ended December 31, 1997 and 1996, the Company's expenditures for research and development approximated $959,000 and $767,000, respectively. The Company believes that its future success is highly dependent upon its ability to enhance its current product base in order to maintain technological competitiveness and satisfy the needs of current and prospective customers, as well as develop new products which have a synergy with existing products and demonstrate market potential.

     For 1997 and 1996, the Company had one customer which accounted for approximately 65% and 28% of total revenue, respectively.

     As of March 2, 1998, the Registrant had 44 employees, all of whom were full-time.


Item 2.  Description of Property

     The Company's executive and principal administrative, sales, marketing, and research and development functions are housed in leased office space in Deerfield Beach, Florida. The office comprises approximately 8,000 square feet, occupied under a lease which expires on August 31, 1999. The Company's former Chicago sales office lease which expired on January 31, 1996 was not renewed because most work is being performed at customers' facilities.


Item 3.  Legal Proceedings

     The Company is not a party to any legal proceedings, the outcome of which would have a material adverse impact on the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

Part II.

Item 5.  Market for Common Equity and Related Stockholder Matters

     There is no public market for the Company's common equity securities.

     The approximate number of holders of record of the Company's common stock as of March 2, 1998 was 260.

     The Company has never paid a cash dividend on its common stock and does not now or in the near future anticipate paying a cash dividend.

Part II. (cont'd.)

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Results of Operations

     Net sales for the year ended December 31, 1997 were $4,122,000 representing an increase of 84%, or $1,878,000, over 1996 sales of $2,244,000. The significant growth in net sales was attributable to the increase in sales of custom software which were up approximately $2,000,000 over 1996. Partly offsetting the increase in sales of custom software was a drop in sales of the Company's DOS-based TimeWare and FSMS(R) products which was primarily due to customers deferring ordering these products in anticipation of the release of the Company's new Windows(R) based software. As of December 31, 1997, the Company had a backlog of orders approximating $267,000.

     For 1997, operating costs and expenses rose $452,000 to $3,399,000. The principal reasons for this increase were higher cost of sales due to the increase in sales, the addition of research and development staff to work on custom softwar for national and regional customers and higher general and administrative expenses lting from growth of the Company. This increase was partially offset by lower selling and marketing expenses because travel and related costs were reimbursed by most customers in 1997, whereas in 1996 these costs were absorbed by the Company. Because of the increase in net sales in 1997, the Company recorded a net profit of $724,000 compared to a net loss of $697,000 in 1996. While the Company anticipates that the profitable results reported for 1997 will continue, its ability to sustain and improve upon such operating results is directly dependent upon (1) its ability to ensure market acceptance of its products; (2) meeting customer requirements in a timely manner; and (3) developing enhancements to existing products and introducing new products which are in the forefront of changing industry standards.


     Liquidity and Capital Resources

     At December 31, 1997, the Company had working capital of $178,000 compared to a working capital deficit of $444,000 at December 31, 1996. During 1997, net cash provided by operations was $529,000, while investing activities, principally the acquisition of computer hardware, utilized $171,000 of cash. Financing activities, more fully described below, used $223,000 in cash primarily for loan repayments, net of new borrowings.

     At December 31, 1996, the Company had $103,000 outstanding under its line of credit with a bank. Advances under the line bear interest at the prime rate (8.25% at December 31, 1996) plus one percent and are secured by the Company's accounts receivable and the personal guarantees of three principal stockholders. No advances were taken under the line in 1997. On April 29, 1997, the Company repaid the $103,000 which was outstanding on December 31, 1996. On May 1, 1997, the credit line expired and was not renewed by the Company.

     The Company's three year term loan bears interest at the prime rate plus one percent (8.5% at December 31, 1997) and requires 36 equal monthly payments of principal and interest through April 1999. At December 31, 1997 and 1996, $46,539 and $79,176, respectively, was outstanding under this facility. The loan matures as follows: $33,324 in 1998 and $13,215 in 1999.

Part II. (cont'd.)

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

     Liquidity and Capital Resources (cont'd.)

     During 1997, the Company entered into three capital lease obligations aggregating $104,034 for the purchase of computer equipment for use by the Company. Two of the leases are for a term of 48 months, while the term of the third lease is for 36 months. Each lease requires an equal monthly payment comprised of principal and interest. At December 31, 1997, $87,377 was outstanding under these leases. The leases mature as follows: $24,286 in 1998; $26,061 in 1999; $29,857 in 2000; and, $7,173 in 2001.

     In March 1997, the Company entered into three loans in the aggregate amount of $44,124 for the purchase of three automobiles for use by the Company's product support staff in servicing the Company's major national account. The loans have an interest rate of approximately 9.0% and require equal monthly payments comprised of principal and interest. At December 31, 1997, $34,135 was outstanding under these loans. The loans mature as follows: $9,270 in 1998; $10,098 in 1999; $11,148 in 2000; and, $3,619 in 2001.

     Other than the line of credit and other borrowings described above, the Company's primary source of funds in 1996 and 1997 has been from the sale of products and services.

     During 1997 and 1996, the Company's significant capital expenditures were for upgrading the Company's personal computers and research and development associated with new products and platforms.

     The Company believes that cash flow generated from continuing sales of its DOS-based products, the release of its new Windows(R) based accounting software and cash flow from fixed-price contracts for the custom development of accounting related software for national and regional restaurant chains, will be sufficient to fund the Company's operations through the end of the year and will allow the Company to continue expanding marketing and product distribution.

     Recently Issued Accounting Pronouncements

     The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 simplifies the accounting for earnings per share by requiring the presentation of basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents.

     In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information.

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to non-owner sources, such as foreign currency translation

Part II. (cont'd.)

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations (cont'd.)

     Liquidity and Capital Resources (cont'd.)

     Recently Issued Accounting Pronouncements (cont'd.)

adjustments and unrealized gains or losses on available-for-sale securities. Comprehensive income includes all changes in equity during a period except those changes resulting from investments by or distributions to owners. SFAS No. 130 is effective as of March 31, 1998.

     SFAS No. 131 establishes standards for the way that public companies report selected information about operating segments in annual and interim financial reports to shareholders. It also establishes standards for related disclosures about an enterprise's business segments, products, services, geographic areas and major customers. SFAS No. 131, which supercedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise, but retains the requirement to report information about major customers and requires a public company to report financial and descriptive information about its reportable operating segments. Generally, financial information is required to be reported on the basis that it is used internally for evaluating segment performance and deciding how to allocate resources to segments. SFAS No. 131 requires that a public company report a measure of segment profit or loss, certain specific revenue and expense items and segment assets. SFAS No. 131 is effective as of December 31, 1998.

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition. SOP 97-2 supercedes SOP 91-1. Sop 97-2 requires companies to defer revenue and profit recognition if four required criteria of a sale are not met. In addition, SOP 97-2 requires that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, post product purchase customer support, installation or training.


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

     Liquidity and Capital Resources (cont'd.)

     Other Factors That May Affect Future Operating Results (cont'd.)

orders and  related  sales.  There can be no  assurance  that the  Company  will
successfully   develop  and  market  in  a  timely   manner  new   products  and
enhancements, that its new products will satisfy the changing needs of the marketplace, or that it will successfully manage the transition from existing products. In addition, the Company has on occasion experienced delays in the introduction of new products and product enhancements. Furthermore, there can be no assurance that the Company will be able to introduce new products and enhancements in a timely manner. Because of the complexity of the Company's products, undetected errors may be present when the product is first introduced or new versions are released. There can be no assurance that, despite extensive testing by the Company, errors will not be found in new products until after official release of the product to the marketplace. The occurrence of such errors could result in the loss or delay in market acceptance of the Company's products, damage to the Company's reputation, diversion of management resources, any of which could have a material adverse effect on the Company.

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

     Year 2000 Compliance

     The Company does not believe that it has material exposure to its own information systems year 2000 compliance. purchased the Company's DOS based products which will enable such products to comply with year 2000 requirements. The Company's Windows based products already contain features to comply with year 2000 requirements. The Company does not believe that it will encounter significant difficulties with respect to year 2000 compliance issues that its major vendors may experience because the products that the Company obtains from its major vendors are generally not year 2000 date sensitive. The Company does not expect that its vendors' year 2000 difficulties, to the extent that they exist, will have a significant effect on the Company.

Item II. (cont'd.)

Item 7. Financial Statements

     See Item 13 for a list of the Company's financial statements filed as part of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None


Part III.

Item 9. Directors, Executive Officers, Promoters and Control Persons

     The directors, executive officers and significant employees of the Company are as follows:


    Name                    Age                  Position
    ----                    ---                  --------

John E. Abdo                54            Chairman of the Board

Mark E. Wotell              51            President and Director

Matthew J. Wotell           46            Executive Vice President of
                                            Sales and Director

Christopher L. Wotell       45            Vice President of Marketing
                                            and Director

Eugene J. Wotell            42            Vice President Support
                                            Services and Director

Clement E. Wotell           77            Vice President of Production
                                            and Director Emeritus

Frank J. Abdo               49            Director

J. Kenneth Gulden           57            Director

James W. Rascoe             36            Vice President of Research
                                            and Development

Daniel W. Reese             50            Vice President and Chief
                                            Financial Officer

Part III. (cont'd.)

Item 9. Directors, Executive Officers, Promoters and Control Persons (cont'd.)

     Business Experience of Directors, Executive Officers and Significant Employees

     John E. Abdo has served as Chairman of the Board of the Company since 1991. Mr. Abdo is also President and Chief Executive Officer of The Abdo Companies, Inc., formerly known as Wellington Construction & Realty, Inc., a real estate development company headquartered in South Florida, which has built several thousand residential dwelling units as well as many commercial and industrial properties since 1971. In 1984, Mr. Abdo was elected to the Board of Directors of BankAtlantic, a Federal Savings Bank ("BankAtlantic") and currently serves as Vice Chairman of the Board. In 1987, Mr. Abdo became a member of the Board of Directors and Vice Chairman of BFC Financial Corporation, the controlling shareholder of BankAtlantic Bancorp., Inc. In 1994, Mr. Abdo was elected to the Board of Directors and named Vice Chairman of the newly incorporated BankAtlantic Bancorp., Inc., the holding company for BankAtlantic. Since 1990, Mr. Abdo has also been a Director of Benihana National Corporation, the International Japanese Steakhouse. He is the brother of Frank J. Abdo.

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

Part III. (cont'd.)

Item 9. Directors, Executive Officers, Promoters and Control Persons (cont'd.)

     Business Experience of Directors, Executive Officers and Significant Employees (cont'd.)

     Frank J. Abdo has served on the Board of Directors for the Company since 1991. Mr. Abdo is the Executive Vice President of The Abdo Companies, Inc., formerly known as Wellington Construction & Realty, Inc., a real estate development company headquartered in South Florida, which has built and developed several thousand residential dwelling units as well as many commercial and industrial properties since 1971. In 1987, Mr. Abdo was elected to the Board of Directors of BankAtlantic Development Corporation, a wholly-owned subsidiary of BankAtlantic. He is the brother of John E. Abdo.

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

Part III.(cont'd.)

Item 10. Executive Compensation

The following table sets forth the cash compensation paid with respect to services rendered in all capacities to the Company during the fiscal year ended December 31, 1997 to the five most highly compensated executive officers of the Company whose cash compensation (including bonuses and deferred compensation) exceeded $60,000 and for all executive officers as a group:


Name of Individual or                Capacities in                  Cash
   Number in Group                   Which Served              Compensation (1)
   ---------------                   ------------              ----------------
Mark E. Wotell (2)                    President                   $79,385
Christopher L. Wotell (2)             Vice President               79,970
Matthew J. Wotell (2)                 Vice President               79,580
Eugene J. Wotell (2)                  Vice President               79,970
James W. Rascoe (2)                   Vice President               84,970
                                                                 --------
All executive officers
  as a group (7 persons)                                         $526,645
                                                                 ========


     (1) The table includes all compensation earned by the named individuals, except James W. Rascoe, who also earned $60,000 in non-cash compensation in connection with his receipt of 150,000 shares of the Company's common stock under the terms of his employment contract. The Company does not provide its executive officers with any personal benefits.

     (2) The Registrant has entered into employment contracts with each of the above named executive officers. See "Management - Employment and Related Agreements".


     Management - Employment and Related Agreements

     Each of the executive officers listed in the cash compensation table are parties to employment and non-compete agreements which expire on July 31, 1998. The agreements provide for annual salaries of $129,441 for Mark E. Wotell, $108,805 for Christopher L. Wotell, $105,068 for Matthew J. Wotell, $105,068 for Eugene J. Wotell and for James W. Rascoe a minimum of $70,000 which increases over the term of the agreement to $100,000. For 1997 and 1996, each executive officer, except James W. Rascoe, elected to accept a lesser salary than specified in their respective agreement and also waived their right to be paid the difference in the future. Additionally, Mr. Rascoe's agreement provides that he will receive 25,000 shares of the Company's common stock for every $1,000,000 in sales by the Company of products Mr. Rascoe plans, designs and develops, as defined in the agreement, up to a maximum of 150,000 shares. Through December 31, 1996, the Company had charged compensation expense and credited accrued expenses for $60,000 representing the fair market value, as determined by the Board of Directors, of 150,000 shares of the Company's common stock on December 31, 1996. Such determination was required as the Company's shares are not, and have not been in the recent past, actively traded. On January 1, 1997, Mr. Rascoe was issued 150,000 shares

Part III. (cont'd.)

Item 10. Executive Compensation (cont'd.)

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

     John E. Abdo, Chairman of the Board, is also a party to an agreement with the Company which expires on July 31, 1998. The agreement provides for minimum annual compensation of $100,000 for services rendered by him on behalf of the Company. Mr. Abdo's annual compensation may be increased at any time by the Board of Directors of the Company in its sole discretion. The agreement further provides that Mr. Abdo may not engage in certain activities in competition with the Company, as defined in the agreement, so long as he is employed by the Company and for a period of three years thereafter. For 1997 and 1996, Mr. Abdo elected to receive no compensation under his agreement and also waived his right to receive the difference in the future.


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

Part III. (cont'd.)

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of March 2, 1998, the ownership of the Company's common stock by (a) each person who is known by the Company to own of record or beneficially own more than five percent (5%) of the Company's outstanding common stock, (b) each of the Company's directors, officers and significant employees and (c) all directors, officers and significant employees as a group.


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


(1) Unless otherwise indicated, the address of each person is c/o Coconut Code, Inc., 1430 South Federal Highway, Deerfield Beach, Florida 33441.


Item 12. Certain Relationships and Related Transactions

     John E. Abdo, Chairman of the Board, and Frank J. Abdo, a Director of the Company own a controlling interest in Time Information Systems Inc. ("TIS"). TIS was licensed by the Company to market and support the Company's products. In January 1992, the principals of TIS decided to discontinue its activities. Subsequently, the Company

Part III. (cont'd.)

Item 12. Certain Relationships and Related Transactions (cont'd.)

purchased  the  inventory  and  equipment  of  TIS  at  its  fair  market  value
(approximately $30,000) and agreed to pay TIS, or its assignees, a 10% commission based on sales (net of costs) resulting from customer introductions made by TIS up to a maximum of $50,000. For 1997 and 1996, no commissions were earned or paid.

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

Item 13. Exhibits, Lists and Reports on Form 8-K

The following documents are filed as part of this Form 10-KSB:

 1. Financial Statements

    Consolidated Balance Sheets as of December 31, 1997 and 1996

    Consolidated Statements of Operations for the years ended December 31, 1997 and 1996

    Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the years ended December 31, 1997 and 1996

    Consolidated Statements of Cash Flows for the years ended December 31, 1997 and 1996

    Notes to Consolidated Financial Statements

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


Coconut Code, Inc. (Registrant)


By: /s/ Daniel W. Reese
    -------------------
    Daniel W. Reese, Vice President
     and Chief Financial Officer
     March 31, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated as of March 31, 1998.


John E. Abdo                                           /s/ John E. Abdo
 Chairman of the Board and Director                    -------------------


Mark E. Wotell                                         /s/ Mark E. Wotell
 President and Director                                -------------------


Christopher L. Wotell                                  /s/ Christopher L. Wotell
 Vice President of Marketing,                          -------------------------
 Secretary and Director

Matthew J. Wotell                                      /s/ Matthew J. Wotell
 Executive Vice President of Sales                     ---------------------
 and Director


Eugene J. Wotell                                       /s/ Eugene J. Wotell
 Vice President of Support Services                    --------------------
 and Director


Clement E. Wotell                                      /s/ Clement E. Wotell
 Vice President of Production                          ---------------------
 and Director Emeritus


Frank J. Abdo                                          /s/ Frank J. Abdo
 Director                                              -------------------



J. Kenneth Gulden                                      /s/ J. Kenneth Gulden
 Director                                              ---------------------

                        COCONUT CODE, INC. AND SUBSIDIARY

                        CONSOLIDATED FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

                             TOGETHER WITH REPORT OF

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To Coconut Code, Inc.:

We have audited the accompanying consolidated balance sheets of Coconut Code, Inc. (a Florida corporation) and subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coconut Code, Inc. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Miami, Florida,
  March 24, 1998.

                        COCONUT CODE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1996



                                     ASSETS

                                                                                                         1997               1996
                                                                                                     -----------        -----------
CURRENT ASSETS:
 Cash and cash equivalents                                                                           $   230,944        $    95,883
 Accounts receivable (net of allowance for doubtful accounts of $139,306
    in 1997 and $153,074 in 1996)                                                                        489,338            274,912
 Inventories                                                                                              31,808             27,274
 Current portion of finance  receivables (net of unearned lease income of $3,848 in 1997 and $4,797 in 1996 and allowance for doubtful
    accounts of $17,500 in 1997 and $5,010 in 1996)                                                        8,517             22,208
 Notes receivable (net of allowance for doubtful accounts of $85,000
    in 1997 and $70,000 in 1996)                                                                           7,470             22,470
 Prepaid expenses                                                                                          7,392             20,644
                                                                                                     -----------        -----------
        Total current assets                                                                             775,469            463,391

PROPERTY AND EQUIPMENT, net                                                                              472,781            261,801

OTHER ASSETS:
 Long-term  portion of finance  receivables  (net of  unearned  lease  income of
    $15,726 in 1997 and $16,876 in 1996 and allowance for doubtful
    accounts of $88,150 in 1997 and $74,990 in 1996)                                                       2,451             29,108
 Other assets                                                                                             62,663             15,093
                                                                                                     -----------        -----------
                                                                                                     $ 1,313,364        $   769,393
                                                                                                     ===========        ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                                                                                    $   152,184        $   235,917
 Accrued expenses                                                                                        205,601            234,537
 Customer deposits                                                                                        21,775             87,392
 Deferred maintenance revenue                                                                            132,397            133,194
 Loans from officers                                                                                      19,055             79,900
 Current portion of notes payable                                                                         42,594             33,324
 Current portion of leases payable                                                                        24,286               --
 Line of credit                                                                                             --              103,000
                                                                                                     -----------        -----------
        Total current liabilities                                                                        597,892            907,264
                                                                                                     -----------        -----------
LONG-TERM PORTION OF NOTES AND LEASES PAYABLE                                                            101,171             45,852
                                                                                                     -----------        -----------

COMMITMENTS (Note 11)

STOCKHOLDERS' EQUITY (DEFICIT):
 Common stock ($.01 par, authorized 10,000,000 shares; issued and
    outstanding 3,621,009 in 1997 and 3,382,325 in 1996)                                                  36,210             33,823
 Additional paid-in capital                                                                            2,864,623          2,792,496
 Accumulated deficit                                                                                  (2,286,532)        (3,010,042)
                                                                                                     -----------        -----------
                                                                                                         614,301           (183,723)
                                                                                                     -----------        -----------
                                                                                                     $ 1,313,364        $   769,393
                                                                                                     ===========        ===========


           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COCONUT CODE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                                 1997                       1996
                                                                                             -----------                -----------
NET SALES                                                                                    $ 4,122,473                $ 2,244,015
                                                                                             -----------                -----------

OPERATING COSTS AND EXPENSES:
     Cost of sales                                                                               546,416                    347,842
     Selling and marketing                                                                       600,913                    707,296
     General and administrative                                                                1,184,235                  1,055,298
     Research and development                                                                    959,452                    767,046
     Depreciation and amortization                                                               108,471                     70,004
                                                                                             -----------                -----------
                                                                                               3,399,487                  2,947,486
                                                                                             -----------                -----------

INCOME (LOSS) FROM OPERATIONS                                                                    722,986                   (703,471)
                                                                                             -----------                -----------

OTHER INCOME (EXPENSE):
     Interest income                                                                              10,521                        619
     Interest expense                                                                            (24,067)                   (20,464)
     Other                                                                                        14,070                     25,963
                                                                                             -----------                -----------
                                                                                                     524                      6,118
                                                                                             -----------                -----------
NET INCOME (LOSS)                                                                            $   723,510                $  (697,353)
                                                                                             ===========                ===========
NET INCOME (LOSS) PER COMMON SHARE:

Basic and diluted                                                                            $      0.20                $     (0.21)
                                                                                             ===========                ===========
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:

Basic and diluted                                                                              3,590,993                  3,382,325
                                                                                             ===========                ===========




           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COCONUT CODE, INC. AND SUBSIDIARY
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                 Common Stock          Additional                        Total
                                                            -------------------------    Paid-in       Accumulated    Stockholders'
                                                               Shares        Amount      Capital         Deficit    Equity (Deficit)
                                                            -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1995                                    3,382,325   $    33,823   $ 2,792,496    ($2,312,689)   $   513,630

    Net loss                                                       --            --            --         (697,353)      (697,353)
                                                            -----------   -----------   -----------    -----------    -----------

BALANCE, December 31, 1996                                    3,382,325        33,823     2,792,496     (3,010,042)      (183,723)

    Share award to Vice President of Development                150,000         1,500        58,500           --           60,000

     Incentive stock grant awards                                88,659           887        87,772           --           88,659

     Deferred compensation on incentive stock grant awards         --            --         (74,307)          --          (74,307)

     Exercise of redeemable stock purchase warrant                   25          --             162           --              162

     Net income                                                    --            --            --          723,510        723,510
                                                            -----------   -----------   -----------    -----------    -----------
BALANCE, December 31, 1997                                    3,621,009   $    36,210   $ 2,864,623    ($2,286,532)   $   614,301
                                                            ===========   ===========   ===========    ===========    ===========



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COCONUT CODE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                                                                           1997              1996
                                                                                                        ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                                                                     $ 723,510         $(697,353)

    Adjustments to reconcile net income (loss) to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                                                                     108,471            70,004
        Provision for doubtful accounts                                                                   233,642           256,203
        Compensation expense for stock issuances                                                           14,352              --
    Changes in operating assets and liabilities:
        Accounts receivable                                                                              (407,419)         (164,906)
        Inventories                                                                                        (4,534)            4,078
        Finance receivables, net                                                                           14,698            24,682
        Prepaid expenses                                                                                   13,252            36,687
        Other assets                                                                                      (47,570)          (12,800)
        Accounts payable and customer deposits                                                           (149,350)          156,842
        Accrued expenses and deferred revenue                                                              30,267            95,932

                                                                                                        ---------         ---------
          Total adjustments                                                                              (194,191)          466,722
                                                                                                        ---------         ---------
          Net cash provided by (used in) operating activities                                             529,319          (230,631)
                                                                                                        ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of property and equipment                                                                (171,292)          (81,651)
      Decrease in notes receivable                                                                           --              28,709
                                                                                                        ---------         ---------
          Net cash used in investing activities                                                          (171,292)          (52,942)
                                                                                                        ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Decrease in due to related party                                                                       --              (7,823)
      (Repayment of) proceeds from loans from officers                                                    (60,845)           35,100
      (Repayment of) borrowings under line of credit                                                     (103,000)          103,000
      Proceeds from notes and leases payable                                                                 --              27,400
      Payments on notes and leases payable                                                                (59,283)          (20,824)
      Proceeds from issuance of common stock                                                                  162              --
                                                                                                        ---------         ---------
          Net cash (used in) provided by financing activities                                            (222,966)          136,853
                                                                                                        ---------         ---------

          Net increase (decrease) in cash and cash equivalents                                            135,061          (146,720)

CASH AND CASH EQUIVALENTS, beginning of year                                                               95,883           242,603
                                                                                                        ---------         ---------
CASH AND CASH EQUIVALENTS, end of year                                                                  $ 230,944         $  95,883
                                                                                                        =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid during the year for interest                                                              $  24,067         $  20,464
                                                                                                        =========         =========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Capital  lease  obligations  incurred  during the twelve month period ended
     December 31, 1997 amounted to $104,035. Notes payable for fixed asset purchases during the period amounted to $44,124.



           The accompanying notes to consolidated financial statements are an integral part of these statements.

                        COCONUT CODE, INC. AND SUBSISIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


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


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation-

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Software Leasing Company ("SLC") whose sole business is to lease software to customers of the Company. All significant intercompany accounts and transactions been eliminated in consolidation.

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

     Fair Value of Financial Instruments-

     Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosure About Fair Value of Financial Instruments requires disclosure of the fair value of certain financial

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.):

     Fair Value of Financial Instruments (cont'd.)-

instruments.   Accounts  receivable,   finance  receivables,  notes  receivable,
accounts payable, loans from officers, notes payable, and line of credit are reflected in the financial statements at cost which approximates fair value.

     Cash and cash equivalents-

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents. Included in cash and cash equivalents in the accompanying consolidated balance sheets is interest bearing cash approximating $118,000 and $7,700 at December 31, 1997 and 1996, respectively.

     Inventories-

Inventories consist of computer equipment, a component of the Company's time and attendance system, and are stated at the lower of cost (first-in, first-out) or market.

     Finance Receivables -

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

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.):

     Property and Equipment (cont'd.)-

The estimated useful lives of property and equipment are as follows:

                                                       Years
                                                       -----
           Computer equipment                             5
           Office equipment                             5-7
           Leasehold improvements                         5


     Software Development Costs-

In accordance with SFAS No. 86, "Accounting for the Cost of Capitalized Software to be Sold, Leased or Otherwise Marketed", the Company examines its software development costs after technological feasibility has been established to determine the amount of capitalization that is required. Included in "Other Assets" in the accompanying balance sheets are capitalized costs of $62,575 and $12,800 at December 31, 1997 and 1996, respectively. Capitalized costs are amortized over the period of benefit, generally three years. No amortization has been recorded in fiscal 1997 or 1996 as capitalized costs relate to products for which no revenue has been recognized.

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

     Income Taxes-

Deferred tax assets and liabilities reflect the future tax consequences of the differences between the financial reporting and tax bases of assets and liabilities using tax rates in effect for the year in which differences are expected to reverse. Future tax benefits, such as net operating loss carry forwards, are recognized to the extent that realization of such benefits are more likely than not.

                               COCONUT CODE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.):

     Income Taxes (cont'd.):

At December 31, 1996, the Company had available tax loss carry forwards of approximately $2,317,000 expiring during the years 2008 through 2011. For the year ended December 31, 1997, the Company generated a pretax profit of $723,510 and utilized approximately $723,000 of available tax loss carryforward to offset income taxes otherwise payable. At December 31, 1997, the Company had available tax loss carry forwards which expire as follows:

              Year                                Amount
              ----                                ------
              2009                               $227,952
              2010                                668,222
              2011                                697,353

Because realization of the net operating loss carryforward is not more likely than not, a valuation allowance in the same amount has been established and, accordingly, no deferred tax asset is reflected in the accompanying consolidated balance sheets.

     Net Income (Loss) Per Share:

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by requiring presentation of basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents.

The Company's basic and diluted net income (loss) per share are the same since the Company's stock options and warrants are anti-dilutive.

     Revenue Recognition-

In accordance with the provisions of Statement of Position 97-2, "Software Revenue Recognition" revenue from software and hardware sales is recognized when the product is installed by Company authorized personnel at the customer's facility.

Revenue on fixed fee software development contracts is recognized using the percentage-of -completion method.

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd.):

     Revenue Recognition (cont'd.)-

The Company  enters into  maintenance  agreements  which  provide for  post-sale
product  support.   Revenue  related  to  post-sale  maintenance  agreements  is amortized over the terms of the related support contract, generally 12 months.

     Research and Development Costs-

Research and development costs are expensed as incurred until the product reaches technological feasibility. These costs primarily consist of wages paid to employees for the development of the Company's products.

     New Accounting Pronouncements-

In 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". These statements, which are effective for fiscal years beginning after December 15, 1997, modify or expand disclosures and will have no impact on the Company's consolidated financial position, results of operations or cash flows.


(3) FINANCE RECEIVABLES:

Future minimum rentals on finance receivables consist of the following at December 31, 1997:

                                          1998              $  29,865
                                          1999                 38,157
                                          2000                 68,170
                                                            ---------
                                                              136,192
                           Less: Unearned lease income        (19,574)
                                                            ---------
                           Finance receivables                116,618
                           Less: Allowance for doubtful
                                      accounts               (105,650)
                                                            ---------
                           Finance receivables, net         $  10,968
                                                            =========

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(4) NOTES RECEIVABLE:

The Company has notes receivable from certain customers and related parties as discussed in Note 7. The notes bear interest ranging from 8% to 10% and require principal payments in the amount of $92,470. At December 31, 1997, the Company has provided an allowance for doubtful accounts against notes receivable in the amount of $85,000.


(5) PROPERTY AND EQUIPMENT:

Property and equipment consists of the following at December 31, 1997 and 1996:

                                                           1997           1996
                                                           ----           ----
      Computer equipment                                $611,353       $395,093
      Office equipment                                   155,446        105,284
      Automobiles                                         44,124           --
      Leasehold improvements                              28,956         20,051
                                                        --------       --------
                                                         839,879        520,428

      Less: Accumulated depreciation                    (367,098)      (258,627)
                                                        --------       --------
                                                        $472,781       $261,801
                                                        ========       ========


(6) ACCRUED EXPENSES:

Accrued expenses consist of the following at December 31, 1997 and 1996:

                                                           1997           1996
                                                           ----           ----
      Wages                                             $ 82,799       $ 66,819
      State, local and payroll taxes                     113,701         98,617
      Commission                                            --           60,000
      Other accrued expenses                               9,101          9,101
                                                        --------       --------
                                                        $205,601       $234,537
                                                        ========       ========

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(7) RELATED PARTY TRANSACTIONS:

During 1996 and 1995, certain officers of the Company loaned $35,100 and $44,800, respectively, to the Company for working capital requirements. During 1997, $60,845 of principal was repaid on these loans leaving a balance outstanding at December 31, 1997 of $19,055.


(8) BORROWINGS:

At December 31, 1996, the Company had $103,000 outstanding under its $300,000 line of credit with a bank. Advances under the line bear interest at the prime rate (8.25% at December 31, 1996) plus one percent and are secured by the Company's accounts receivable and the personal guarantees of the Company's three principal stockholders. On April 29, 1997, the Company repaid the $103,000 which was outstanding at December 31, 1996. On May 1, 1997, the line of credit expired and was not renewed by the Company.

The Company's three year term loan bears interest at the prime rate plus one percent (8.5% at December 31, 1997) and requires 36 equal monthly payments comprised of principal and interest through April 1999. At December 31, 1997 and 1996, $46,539 and $79,176, respectively, was outstanding under this facility. The loan matures as follows: $33,324 in 1998 and $13,215 in 1999.

During 1997, the Company entered into three capital lease obligations aggregating $104,034 for the purchase of computer equipment for use by the Company. Two of the leases are for a term of 48 months, while the term of the third lease is 36 months. Each lease requires an equal monthly payment comprised of principal and interest. At December 31, 1997, $87,377 was outstanding under these leases. The leases mature as follows: $24,286 in 1998; $26,061 in 1999; $29,857 in 2000; and $7,173 in 2001.

In March 1997, the Company entered into three loans in the aggregate amount of $44,124 for the purchase of three automobiles for use by the Company's product support staff in servicing the Company's major national account. The loans have an

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(8) BORROWINGS (cont'd.):

interest rate of approximately 9.0% and require a monthly payment comprised of principal and interest. At December 31, 1997, $34,135 was outstanding under this loan. The loan matures as follows: $9,270 in 1998; $10,098 in 1999; $11,148 in 2000; and $3,619 in 2001.


(9) STOCKHOLDERS' EQUITY (DEFICIT):

In September 1993, the Company commenced an SB-1 public offering for the sale of 10,000 units at $510 per unit. Each unit consisted of 100 shares of $.01 par value common stock with restricted transferability and twenty-five redeemable warrants to purchase twenty-five shares of common stock. Each warrant entitles the holder to purchase, during the three year period commencing on the distribution date of the units, as defined in the Prospectus, one share of common stock at a per share price of $6.50. If the Company completes another public offering, as defined in the Prospectus, the Company may redeem the warrants at $.01 per warrant at any time prior to September 1998 upon 30 days notice to holders. Holders of the warrants may exercise any time prior to September 1998.

On January 1, 1997, the Company issued its Vice President of Research and Development 150,000 shares of the Company's common stock under the terms of his employment agreement described in Note 11. Through December 31, 1996, the Company charged compensation expense and credited accrued expenses for $60,000, representing the fair market value, as determined by the Board of Directors, of 150,000 shares of common stock as of December 31, 1996. Such determination by the Board was required as the Company's shares are not, and have not been in the recent past, actively traded.

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(10) STOCK OPTIONS AND INCENTIVE STOCK GRANTS:

During  1996,  the Company was required to adopt SFAS No. 123,  "Accounting  for
Stock- Based Compensation" (SFAS No. 123). SFAS No. 123 allows a company to measure compensation expense in connection with stock option plans and other stock based arrangements using a fair value based method, or to continue to use an intrinsic value based method which generally does not result in a compensation cost. The Company has elected to continue using Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", in accounting for employee stock options. Each stock option has an exercise price equal to the fair market price on the date of grant and, accordingly, no compensation expense has been recorded for any stock option grant. Had the fair value based method been adopted consistent with the provisions of SFAS No. 123, the Company's 1997 and 1996 net income (loss) and net income (loss) per share would have been the same as currently reported.

Under the Company's 1994 Stock Option Plan (the "Plan") an aggregate of 300,000 common shares are available for issuance. Under the Plan, incentive stock options and nonqualified stock options may be granted to purchase common shares at exercise prices not less than fair market value at the date of grant.
Incentive stock options are available for grant only to employees of the Company, while nonqualified options may be granted to both employees and certain nonemployees of the Company. The terms of each option agreement are determined by the Board of Directors.

Stock option activity is as follows:

                                Number         Option Price    Weighted- Average
                               of Shares       Low    High      Exercise Price
                               ---------       ---    ----      --------------
Balance, December 31, 1995      311,750        5.10   7.75          $6.50
  Granted during 1996               -0-                               -0-
  Canceled during 1996         (213,000)       5.10   7.75           6.43
                                -------
Balance, December 31, 1996       98,750        5.10   7.75           6.43
  Granted during 1997            90,008         --    7.75           7.75
  Canceled during 1997           (3,000)        --    7.75           7.75
                                -------
Balance, December 31, 1997      185,758        5.10   7.75           7.18
                                -------

                        COCONUT CODE, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


(10) STOCK OPTIONS AND INCENTIVE STOCK GRANTS (cont'd.):

The following table summarizes information about stock options at December 31, 1997:


Range of Exercise                   Weighted-Average          Weighted-Average
     Prices          Shares    Remaining Contractual Life      Exercise Price
     -------         ------    --------------------------     ----------------
     $5.10           45,250            8  years                     $5.10
      7.75           53,500            9  years                      7.75
      7.75           87,008            9.5 years                     7.75
 --------------     -------            ---------                     -----
 $5.10 to $7.75     185,758            8.8 years                    $7.18
 --------------     -------            ---------                     -----


No options were exercisable at December 31, 1997 or 1996.

On April 30, 1997 and September 1, 1997, the Company granted 86,159 and 2,500 incentive stock grants, valued by the Company's Board of Directors at $1.00 per share, to certain key employees of the Company. The grants become 100% vested at the conclusion of the four year period immediately following the date of grant. Employees do not vest any portion of the grants prior to the end of this four year period, and nonvested grants revert to the Company should an employee terminate employment. The estimated fair value of the grants amounting to $88,659 has been recorded as an issuance of common stock with an offsetting deferred compensation equity account. Such deferred compensation is included in additional paid-in capital in the accompanying consolidated balance sheets and is being amortized to operating costs and expenses over the vesting period of the grants.


(11) COMMITMENTS:

The Company leases its Florida office space pursuant to an operating lease which requires fixed monthly rental payments. Rent expense for 1997 and 1996 was $116,476 and $123,339, respectively.

                        COCONUT CODE, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

(11) COMMITMENTS (cont'd.):

At December 31, 1997, the future minimum rental payments under operating leases was as follows:

                Year                      Amount
                ----                      ------
                1998                     $115,400
                1999                       54,500

The members of the Wotell family and the Company's Vice President of Research and Development, a relative of the Wotell family, are parties to employment and non-compete agreements with the Company. The agreements provide for minimum annual salaries of $129,441 for Mark E. Wotell, $108, 805 for Christopher L. Wotell, $105,068 for Matthew J. Wotell, $105,068 for Eugene J. Wotell, $82,267 for Clement E. Wotell and a minimum annual salary of $70,000 increasing to $100,000 by July 31, 1998 for the Vice President of Research and Development. Additionally, the Vice President of Research and Development's agreement provides that he will receive 25,000 shares of the Company's common stock for every $1,000,000 in sales by the Company of products he plans, designs and develops, as defined in the agreement, up to a maximum of 150,000 shares. As described in Note 9, on January 1, 1997, 150,000 shares of the Company's common stock were issued to the Vice President of Research and Development under the terms of the employment agreement.

The annual compensation of each of the parties to the employment and non-compete agreements may be increased at any time by the Board of Directors at its sole discretion. In 1997 and 1996, each of the parties to the employment and non-compete agreements elected to accept annual compensation less than the amount specified in their respective agreement and also waived their right to receive the difference in the future. The agreements further provide that each party to the agreement may not compete with the Company as long as such party is employed by the Company and for a period of three years thereafter.

(12) MAJOR CUSTOMER:

During 1997 and 1996, one customer accounted for more than 10% of the Company's net sales. Sales to this customer in 1997 and 1996 represented approximately 65% and 28%, respectively. As of December 31, 1997 and 1996 this customer accounted for approximately 63% and 8% of gross accounts receivable.