Form 10QSB
period 1998-03-31
COCONUT CODE INC /FL/
filed 1998-05-15
CIK 908181

SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934


For the Three Months Ended  March 31, 1998


                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934.


                         Commission File No. 33-64164-A

For the transition period from _______ to _______


                               COCONUT CODE, INC.
             (Exact name of registrant as specified in its charter)

                                     FLORIDA
              (State or jurisdiction of Incorporation organization)

                                   59-2556411
                      (I.R.S. Employer Identification No.)


1430 South Federal Highway, Deerfield Beach, Florida           33441
(Address of prinicpal executive offices)                     (Zip code)

Registrant's telephone number, including area code    (954) 481-9331

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]    No  [ ]

The number of shares of common stock, $.01 par value, of the Registrant issued and outstanding as of April 24, 1998 was 3,604,509.

                               COCONUT CODE, INC.

                              INDEX TO FORM 10-QSB

                                                                          Page
                                                                         Number
                                                                         ------
PART 1          FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements

                Balance Sheet as of March 31, 1998                          3

                Statements of Operations - For the
                Three Months Ended March 31, 1998
                and 1997                                                    4

                Statements of Cash Flows - For the
                Three Months Ended March 31, 1998
                and 1997                                                    5

                Notes to Consolidated Financial Statements                  6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations              7-9

PART 2          OTHER INFORMATION

Item 4.         Submission of Matters to a Vote of Security
                Holders                                                    10

Item 6.         Exhibits and Reports on Form 8-K                           10

                                                                          Page 3
                          PART 1. FINANCIAL INFORMATION

                        COCONUT CODE, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 1998

                                   (Unaudited)


                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                $   161,355
  Accounts receivable (net of allowance for doubtful accounts
    of $96,213)                                                                288,962
  Inventories                                                                   34,049
  Current portion of finance receivables (net of unearned lease income
    of $3,773 and allowance for doubtful accounts of $17,500)                    8,592
  Notes receivable (net of allowance for doubtful accounts of $85,000)           7,470
  Prepaid expenses                                                               5,892
                                                                           -----------
        Total current assets                                                   506,320

PROPERTY AND EQUIPMENT, (net of accumulated
  depreciation of $394,098)                                                    462,357

OTHER ASSETS:
  Long-term portion of finance receivables (net of unearned lease income
    of $15,651 and allowance for doubtful accounts of $88,150)                     860
  Other assets                                                                  74,490
                                                                           -----------
                                                                           $ 1,044,027
                                                                           ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                         $   156,586
  Accrued expenses                                                             212,299
  Customer deposits                                                             16,562
  Deferred revenue                                                             149,224
  Loan from officer                                                              3,300
  Current portion of notes payable                                              42,655
  Current portion of lease payable                                              26,753
                                                                           -----------
                                                                               607,379
                                                                           -----------

LONG-TERM PORTION OF NOTES AND LEASE PAYABLE                                    82,204
                                                                           -----------

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par; 10,000,000 shares
    authorized, 3,604,509 issued and outstanding)                               36,045
  Additional paid-in capital                                                 2,866,958
  Accumulated deficit                                                       (2,548,559)
                                                                           -----------
                                                                               354,444
                                                                           -----------
                                                                           $ 1,044,027
                                                                           ===========


                 See notes to consolidated financial statements.

                                                                          Page 4
                          PART 1. FINANCIAL INFORMATION

                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      For the
                                             three months ended March 31,
                                             ---------------------------
                                                 1998           1997
                                             ------------   ------------

NET SALES                                     $   538,948    $ 1,261,672
                                             ------------   ------------
OPERATING COSTS AND EXPENSES:

  Cost of sales                                   119,219        126,154
  Selling and marketing                           154,738        131,307
  General and administrative                      233,603        262,808
  Research and development                        264,623        194,790
  Depreciation and amortization                    27,000         17,500
                                             ------------   ------------
                                                  799,183        732,559
                                             ------------   ------------
(LOSS) INCOME FROM OPERATIONS                    (260,235)       529,113
                                             ------------   ------------
OTHER  INCOME (EXPENSE):
  Interest income                                     712           --
  Interest expense                                 (5,243)        (5,817)
  Other                                             2,739          4,294
                                             ------------   ------------
                                                   (1,792)        (1,523)
                                             ------------   ------------
NET (LOSS) INCOME                             ($  262,027)   $   527,590
                                             ------------   ------------
NET (LOSS) INCOME PER COMMON SHARE:
Basic and diluted                             ($     0.07)   $      0.15
                                             ------------   ------------
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic and diluted                               3,610,409      3,532,325
                                             ------------   ------------


                See notes to consolidated financial statements.

                                                                          Page 5
                          PART 1. FINANCIAL INFORMATION
                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      For the
                                                             three months ended March 31,
                                                             ----------------------------
                                                                1998             1997
                                                              ----------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           ($262,027)       $ 527,590

  Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
      Depreciation and amortization                              27,000           17,500
      Provision for doubtful accounts                            15,000           35,000
      Compensation expense for stock issuances                    2,170             --
  Changes in operating assets and liabilities:
    Accounts receivable                                         185,376          (10,755)
    Finance receivables, net                                      1,516           12,382
    Inventories                                                  (2,241)           5,229
    Prepaid expenses                                              1,500           (2,864)
    Other assets                                                (11,827)             683
    Accounts payable and customer deposits                         (811)          61,065
    Accrued expenses and deferred revenue                        23,525           17,976
                                                              ---------        ---------
        Total adjustments                                       241,208          136,216
                                                              ---------        ---------

        Net cash (used in) provided by operating activities     (20,819)         663,806
                                                              ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (16,576)         (51,281)
                                                              ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:

  Repayment of loans from officers                              (15,755)         (13,500)
  Proceeds from notes payable                                      --             39,714
  Payments on notes and leases payable                          (16,439)          (8,297)
                                                              ---------        ---------

       Net cash (used in) provided by financing activities      (32,194)          17,917
                                                              ---------        ---------

       Net (decrease) increase in cash and equivalents          (69,589)         630,442

CASH AND CASH EQUIVALENTS, beginning of period                  230,944           95,883
                                                              ---------        ---------

CASH AND CASH EQUIVALENTS, end of period                      $ 161,355        $ 726,325
                                                              =========        =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                  $   5,243        $   1,133
                                                              =========        =========

                 See notes to consolidated financial statements.

                                                                          Page 6
                               COCONUT CODE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


     Coconut Code, Inc. (the "Company") was organized as a Florida corporation on April 30, 1984. The Company's principal business is to develop market and support accounting and management information software primarily for the restaurant and hospitality industry.

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

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of only normal, recurring adjustments) considered necessary for a fair presentation of financial condition, results of operations and cash flows of the Company. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, these financial statements should be read in conjunction with the Company's 1997 Annual Report filed as part of the Company's 10-KSB for the year ended December 31, 1997.

2. NET (LOSS) INCOME PER SHARE

     In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" which simplifies the accounting for earnings per share by requiring presentation of basic earnings per share including only outstanding common stock and diluted earnings per share including the effect of dilutive common stock equivalents.

     The Company's basic and diluted net (loss) income per share are the same since the Company's stock options and warrants are anti-dilutive.

                                                                          Page 7
                               COCONUT CODE, INC.

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RESULTS OF OPERATIONS

     Net sales for the first quarter ended March 31, 1998 were down significantly from the corresponding quarter in 1997. At $539,000, sales declined $723,000 from the record 1997 level of $1,262,000. Two principle factors caused the drop: (1) delayed market introduction of the Company's new, Windows based software, and (2) the significant effort and human resource allocation the Company made to its major custom software customer. As of March 31, 1998, the Company's order backlog approximated $100,000.

     For the 1998 quarter, operating costs and expenses increased $66,000 when compared to the corresponding quarter in the prior year. The principal reason for the increase was higher spending on research and development.

     Because of the drop in sales and with operating expenses at a level to support a much higher volume of sales, the Company incurred a net loss of $262,000 for the first quarter of 1998 versus a net profit of $528,000 for the 1997 quarter.


LIQUIDITY AND CAPITAL RESOURCES

     At March 31, 1998, the Company had a working capital deficit of $101,000 compared to working capital of $178,000 at December 31, 1997. The decrease in working capital in the quarter primarily results from the net loss caused by the decline in sales.

     As of March 31, 1998, the Company had $38,000 outstanding under its $100,000 three year term loan facility with a bank. This loan matures in March 1999.

     During 1997, the Company entered into three capital lease obligations aggregating $104,034 for the purchase of computer equipment for use by the Company. Two leases are for a term of 48 months, while the third lease is for 36 months. At March 31, 1998, the total amount outstanding under these leases was $82,000.

     In March 1997, the Company borrowed $44,000 from a bank for the purchase of three automobiles for use by the Company's product support staff in servicing the Company's major, national account. As of March 31, 1998, $32,000 was outstanding on the loan which matures in April 2001.

                               COCONUT CODE, INC.


MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (cont'd.)


LIQUIDITY AND CAPITAL RESOURCES (cont'd.)

     Other than the borrowings described above, the Company's primary source of funds has been from the sale of its products and services.

     In the near term, because of insufficient sales, the Company is going to experience a decline in its cash position and, consequently, will find it increasingly more difficult to continue operations at current spending levels. The Company's ability to generate new sales and improve cash flow could be hampered to the extent, if any, the Company is required to reduce operating costs and expenses. In addition, meeting the new, June 1, 1998 scheduled release date of the Company's Windows based software is critical to achieving sufficient cash flow to support the Company's current operations. Any delay in the release of this product, will have an adverse impact on the Company, the degree of which cannot be accurately determined at this time.

     In mid-May, 1998, the Company will be showing its new Windows based software at the National Restaurant Association Trade Show in Chicago, Illinois and it anticipates that the product will be favorably received and will result in new orders.

     Recently Issued Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 is effective as of March 31, 1998 and SFAS No. 131 as of December 31, 1998. The Company adopted SFAS No. 130 as of January 1, 1998 and such adoption did not have an impact on the disclosures herein as comprehensive loss is equal to net loss for the three months ended March 31, 1998. SFAS No. 131 will not have an impact on the Company's annual or interim financial statements or disclosures since the Company currently operates in only one business segment.

     In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits". This statement is effective for fiscal years beginning after December 15, 1997. Since the Company does not currently sponsor a defined benefit pension plan or defined benefit postretirement plan, the disclosures required by SFAS No. 132 will presently not be required to be made by the Company.

                               COCONUT CODE, INC.

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS (cont'd.)

     Recently Issued Accounting Pronouncements (cont'd.)

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. SOP 97-2 supercedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997 and has been adopted by the Company effective January 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or cash flows for the quarter ended March 31, 1998.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful of the software. The SOP also requires that certain costs, as defined, related to an internal-use computer software development project be expensed as incurred, while certain other costs incurred at the latter stage of the project be capitalized and amortized over the estimated useful life of the software. It is expected that SOP 98-1will not have a material impact on the Company.

                               COCONUT CODE, INC.


PART 2.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the first quarter of 1998.

Item 6.  Exhibits and Reports on Form 8-K

         None

                               COCONUT CODE, INC.



                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned there unto duly authorized.


                              COCONUT CODE, INC.
                              ---------------------------
                              (Registrant)


Date: May 15, 1998            BY: /s/ Daniel W. Reese III
                                  -----------------------
                                      Daniel W. Reese III
                                      Vice President and Chief Financial officer