Form 10QSB
period 1998-06-30
COCONUT CODE INC /FL/
filed 1998-08-14
CIK 908181

================================================================================

               SECURITIES AND EXCHANGE COMMISSION Washington, D.C.

                                   FORM 10-QSB


 X   QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
        EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

The number of shares of common stock, $.01 par value, of the Registrant issued and outstanding as of July 10, 1998 was 3,604,509.

================================================================================

                               COCONUT CODE, INC.

                              INDEX TO FORM 10-QSB

                                                                           Page
                                                                          Number
                                                                          ------
PART 1   FINANCIAL INFORMATION

Item 1.  Consolidated Condensed Financial Statements

             Balance Sheet as of June 30, 1998                               3

             Statements of Operations - For the
             Three and Six Months Ended
             June 30, 1998 and 1997                                          4

             Statements of Cash Flows - For the
             Six Months Ended June 30, 1998
             and 1997                                                        5

             Notes to Consolidated Condensed Financial
             Statements                                                      6

Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                 7-10

PART 2   OTHER INFORMATION

Item 4   Submission of Matters to a Vote of Security
             Holders                                                        10

             Exhibits and Reports on Form 8-K                               10

                          PART 1. FINANCIAL INFORMATION                  Page 3

                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  June 30, 1998

                                   (Unaudited)

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $   135,388
  Accounts receivable (net of allowance for doubtful accounts
    of $34,547)                                                          26,867
  Inventories                                                            22,856
                                                                    -----------
        Total current assets                                            185,111

PROPERTY AND EQUIPMENT, (net of accumulated
  depreciation of $421,098)                                             436,530

OTHER ASSETS:
  Loans to officers                                                      21,406
  Capitalized software development costs (net of accumulated
    amortization of $19,037)                                             70,010
                                                                    -----------
                                                                    $   713,057
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   134,587
  Accrued expenses                                                      197,203
  Customer deposits                                                      16,275
  Deferred revenue                                                      159,484
  Current portion of notes payable                                       38,202
  Current portion of lease payable                                       26,753
                                                                    -----------
        Total current liabilities                                       572,504
                                                                    -----------

LONG-TERM PORTION OF NOTES AND LEASE PAYABLE                             69,574
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par; 10,000,000 shares
    authorized, 3,604,509 issued and outstanding)                        36,045
  Additional paid-in capital                                          2,871,465
  Accumulated deficit                                                (2,836,531)
                                                                    -----------
                                                                         70,979
                                                                    -----------
                                                                    $   713,057
                                                                    ===========



                 See notes to consolidated financial statements.

                          PART 1. FINANCIAL INFORMATION                  Page 4

                        COCONUT CODE, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                            For the                      For the
                                  three months ended June 30     six months ended June 30,
                                  --------------------------    --------------------------
                                      1998           1997           1998           1997
                                  -----------    -----------    -----------    -----------
NET SALES                         $   419,607    $ 1,023,089    $   958,555    $ 2,284,761
                                  -----------    -----------    -----------    -----------

OPERATING COSTS AND EXPENSES:

  Cost of sales                        87,558        157,988        206,777        284,142
  Selling and marketing               142,196        154,100        296,934        285,407
  General and administrative          206,698        278,614        440,301        541,422
  Research and development            239,783        234,260        504,406        429,050
  Depreciation and amortization        27,000         18,875         54,000         36,375
                                  -----------    -----------    -----------    -----------
                                      703,235        843,837      1,502,418      1,576,396
                                  -----------    -----------    -----------    -----------

(LOSS) INCOME FROM OPERATIONS        (283,628)       179,252       (543,863)       708,365
                                  -----------    -----------    -----------    -----------

OTHER  INCOME (EXPENSE):
  Interest income                          22          3,526            734          3,561
  Interest expense                     (5,258)        (7,887)       (10,501)       (13,738)
  Other                                   892          4,156          3,631          8,450
                                  -----------    -----------    -----------    -----------
                                       (4,344)          (205)        (6,136)        (1,727)
                                  -----------    -----------    -----------    -----------

NET (LOSS) INCOME                 ($  287,972)   $   179,047    ($  549,999)   $   706,638
                                  -----------    -----------    -----------    -----------

NET (LOSS) INCOME PER COMMON
  SHARE:
Basic and diluted                 ($     0.08)   $      0.05    ($     0.15)   $      0.20
                                  -----------    -----------    -----------    -----------

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
Basic and diluted                   3,604,509      3,591,027      3,607,443      3,561,838
                                  -----------    -----------    -----------    -----------


                 See notes to consolidated financial statements.

                          PART 1. FINANCIAL INFORMATION                  Page 5
                        COCONUT CODE, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the
                                                          six months ended June 30,
                                                          -------------------------
                                                              1998         1997
                                                           ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                        ($549,999)   $ 706,638

  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                           54,000       36,375
      Provision for doubtful accounts                           --         75,000
      Compensation expense for stock issuances                 6,677       63,588
  Changes in operating assets and liabilities:
    Accounts receivable                                      462,471      (43,893)
    Finance receivables, net                                  10,968        9,459
    Inventories                                                8,952       (4,549)
    Prepaid expenses                                           7,392       10,901
    Capitalized software development costs                    (7,347)     (23,644)
    Accounts payable                                         (17,597)     (84,797)
    Accrued expenses                                          (8,398)     (24,488)
    Customer deposits                                         (5,500)      98,536
    Deferred revenue                                          27,087        6,896
                                                           ---------    ---------
       Total adjustments                                     538,705      119,384
                                                           ---------    ---------

       Net cash (used in) provided by operating
         activities                                          (11,294)     826,022
                                                           ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                        (17,749)    (202,117)
  Notes receivable                                             7,470         --
  Loans to officers                                          (21,406)        --
                                                           ---------    ---------
       Net cash (used in) investing activities               (31,685)    (202,117)
                                                           ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of loans from officers                           (19,055)     (18,445)
  Proceeds from note and leases payable                         --        122,161
  Payments on notes and leases payable                       (33,522)    (131,699)
                                                           ---------    ---------

       Net cash (used in) financing activities               (52,577)     (27,983)
                                                           ---------    ---------

       Net (decrease) increase in cash and equivalents       (95,556)     595,922

CASH AND CASH EQUIVALENTS, beginning of period               230,944       95,883
                                                           ---------    ---------

CASH AND CASH EQUIVALENTS, end of period                   $ 135,388    $ 691,805
                                                           =========    =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest               $  10,501    $  13,738
                                                           =========    =========


                 See notes to consolidated financial statements.

                               COCONUT CODE, INC.                        Page 6
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


     Coconut Code, Inc. (the "Company") was organized as a Florida corporation on April 30, 1984. The Company's principal business is to develop, market and support accounting and management information software primarily for the restaurant and hospitality industry.


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

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of only normal, recurring adjustments) considered necessary for a fair presentation of financial condition, results of operations and cash flows of the Company. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, these financial statements should be read in conjunction with the Company's 1997 Annual Report filed as part of the Company's 10-KSB for the year ended December 31, 1997.

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

                               COCONUT CODE, INC.                        Page 7

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1998 Compared to the Six Months Ended June 30, 1997

     Net sales for the six months ended June 30, 1998 were down significantly from the corresponding period in 1997. At $959,000, sales declined $1,326,000 from the record 1997 level of $2,285,000. Two principle factors caused the drop:
(1) delayed market introduction of the Company's new, Windows based software, and (2) the significant effort and human resource allocation the Company made to its major custom software customer. As of June 30, 1998, the Company's order backlog approximated $300,000.

     For the 1998 period, operating costs and expenses decreased $74,000 when compared to the prior year period. The principal reason for the decrease was lower cost of sales due to the decrease in sales and a lower provision for uncollectible receivables, offset in part by higher spending on research and development.

     Because of the drop in sales and with operating expenses at a level to support a much higher volume of sales, the Company incurred a net loss of $550,000 for the first six months of 1998 versus a net profit of $707,000 for the corresponding 1997 period.

Three Months Ended June 30, 1998 Compared to the Three Months Ended June 30,
1997

     Net sales for the second quarter of 1998 were $420,000 compared to $959,000 for the 1997 period. The principal reason for the decrease in sales was the delay experienced by the Company in introducing its new, Windows based software and the significant effort devoted to its major custom software customer.

                               COCONUT CODE, INC.                        Page 8

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (cont'd.)

     For the quarter, operating costs and expenses decreased $141,000 versus the comparable 1997 quarter. The primary reasons for the decrease were lower cost of sales resulting from the decline in sales and a lower provision required for uncollectible receivables.

     For the 1998 quarter, the Company incurred a net loss of $288,000 compared to net income of $179,000 for the 1997 quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At June 30, 1998, the Company had a working capital deficit of $388,000 compared to working capital of $178,000 at December 31, 1997. The decrease in working capital in the quarter primarily results from the net loss caused by the decline in sales.

     As of June 30, 1998, the Company had $29,000 outstanding under its $100,000 three year term loan facility with a bank. This loan matures in March 1999.

     During 1997, the Company entered into three capital lease obligations aggregating $104,034 for the purchase of computer equipment for use by the Company. Two leases are for a term of 48 months, while the third lease is for 36 months. At June 30, 1998, the total amount outstanding under these leases was $76,000.

     In March 1997, the Company borrowed $44,000 from a bank for the purchase of three automobiles for use by the Company's product support staff in servicing the Company's major, national account. As of June 30, 1998, $30,000 was outstanding on the loan which matures in April 2001.

     Other than the borrowings described above, the Company's primary source of funds has been from the sale of its products and services.

     In the near term, because of insufficient sales, the Company is going to experience a decline in its cash position and, consequently, will find it increasingly more difficult to continue operations at current spending levels. The Company's ability to generate new sales and improve cash flow could be hampered to the extent, if any, the Company is required to reduce operating costs and expenses. In addition, successful acceptance in the marketplace of the Company's new, Windows based software is critical to achieving sufficient cash flow to support the Company's current operations.

                               COCONUT CODE, INC.                        Page 9

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (cont'd.)

     Year 2000 Compliance

     The Company does not believe that it has material exposure to its information systems year 2000 compliance. The Company is currently developing software for its customers who purchased the Company's DOS based products which will enable such products to comply with year 2000 requirements. The Company's Windows based products already contain features to comply with year 2000 requirements. The Company does not believe that it will encounter significant difficulties with respect to year 2000 compliance issues that its major vendors may experience because products that the Company obtains from its major vendors are generally not year 2000 date sensitive. The Company does not expect that its vendors' year 2000 difficulties, to the extent that they exist, will have a significant effect on the Company.

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

     In October 1997, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 97-2, Software Revenue Recognition. SOP 97-2 supercedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from

                               COCONUT CODE, INC.                       Page 10

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (cont'd.)

     Recently Issued Accounting Pronouncements

software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997 and has been adopted by the Company effective January 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or cash flows for the six months ended June 30, 1998.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful of the software. The SOP also requires that certain costs, as defined, related to an internal-use computer software development project be expensed as incurred, while certain other costs incurred at the latter stage of the project be capitalized and amortized over the estimated useful life of the software. It is expected that SOP 98-1 will not have a material impact on the Company.


PART 2.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of security holders during the second quarter of 1998.

Item 6.  Exhibits and Reports on Form 8-K

     None

                               COCONUT CODE, INC.                       Page 11



                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned there unto duly authorized.


                                      COCONUT CODE, INC.
                                      (Registrant)


Date: August 14, 1998         BY: /s/ Daniel W. Reese III
                                  -----------------------
                                      Daniel W. Reese III
                                      Vice President and Chief Financial officer