Form 10QSB
period 1998-09-30
COCONUT CODE INC /FL/
filed 1998-11-16
CIK 908181

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C.

                                   FORM 10-QSB

X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF  THE  SECURITIES
         EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 1998

                                       OR

     TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15 (d)  OF THE  SECURITIES
          EXCHANGE ACT OF 1934


For the transition period from ______________  to ______________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes _X_   No ___

The number of shares of common stock , $.01 par value, of the Registrant issued and outstanding as of October 15, 1998 was 3,588,116.

================================================================================

                               COCONUT CODE, INC.

                              INDEX TO FORM 10-QSB

                                                                           Page
                                                                          Number
                                                                          ------
PART 1      FINANCIAL INFORMATION

Item 1.     Consolidated Condensed Financial Statements

            Balance Sheet as of September 30, 1998                             3

            Statements of Operations - For the
            Three and Nine Months Ended
            September 30, 1998 and 1997                                        4

            Statements of Cash Flows - For the
            Nine Months Ended September 30, 1998
            and 1997                                                           5

            Notes to Consolidated Condensed Financial
            Statements                                                         6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   7-10

PART 2      OTHER INFORMATION

Item 4      Submission of Matters to a Vote of Security
            Holders                                                        10-11

            Exhibits and Reports on Form 8-K                                  11

                           PART 1. FINANCIAL INFORMATION                  Page 3

                        COCONUT CODE, INC. AND SUBSIDIARY
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               September 30, 1998

                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                         $    90,884
  Accounts receivable (net of allowance for doubtful accounts
    of $28,637)                                                          57,456
  Inventories                                                            29,120
                                                                    -----------
        Total current assets                                            177,460

PROPERTY AND EQUIPMENT, (net of accumulated
  depreciation of $448,098)                                             413,502

OTHER ASSETS:
  Loans to officers                                                      27,806
  Capitalized software development costs (net of accumulated
    amortization of $26,458)                                             62,589
                                                                    -----------
                                                                    $   681,357
                                                                    ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                                  $   158,014
  Accrued expenses                                                      209,160
  Customer deposits                                                      42,743
  Deferred revenue                                                      139,969
  Current portion of notes payable                                       29,107
  Current portion of leases payable                                      26,753
                                                                    -----------
        Total current liabilities                                       605,746
                                                                    -----------

LONG-TERM PORTION OF NOTES AND LEASE PAYABLE                             60,395
                                                                    -----------

STOCKHOLDERS' EQUITY:
  Common stock ($.01 par; 10,000,000 shares
    authorized, 3,588,116 issued and outstanding)                        35,881
  Additional paid-in capital                                          2,871,566
  Accumulated deficit                                                (2,892,231)
                                                                    -----------
                                                                         15,216
                                                                    -----------
                                                                    $   681,357
                                                                    ===========

                 See notes to consolidated financial statements.

                          PART 1. FINANCIAL INFORMATION                   Page 4

                        COCONUT CODE, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         For the three                For the nine
                                   months ended September 30,   months ended September 30,
                                   -------------------------    --------------------------
                                     1998            1997          1998            1997
                                  -----------    -----------    -----------    -----------
NET SALES                            $614,250       $942,449     $1,572,805     $3,227,210
                                  -----------    -----------    -----------    -----------
OPERATING COSTS AND EXPENSES:

  Cost of sales                        55,476        149,092        262,254        433,234
  Selling and marketing               100,064        166,676        396,998        452,083
  General and administrative          217,087        291,423        657,388        832,846
  Research and development            270,960        281,155        775,365        710,205
  Depreciation and amortization        27,000         31,000         81,000         67,375
                                  -----------    -----------    -----------    -----------
                                      670,587        919,346      2,173,005      2,495,743
                                  -----------    -----------    -----------    -----------
(LOSS) INCOME FROM OPERATIONS         (56,337)        23,103       (600,200)       731,467
                                  -----------    -----------    -----------    -----------
OTHER  INCOME (EXPENSE):
  Interest income                         202          6,470            936         10,031
  Interest expense                     (4,059)        (4,956)       (14,560)       (18,695)
  Other                                 4,493          2,830          8,125         11,282
                                  -----------    -----------    -----------    -----------
                                          636          4,344         (5,499)         2,618
                                  -----------    -----------    -----------    -----------
NET (LOSS) INCOME                    ($55,701)       $27,447      ($605,699)      $734,085
                                  -----------    -----------    -----------    -----------
NET (LOSS) INCOME PER COMMON
  SHARE:
Basic and diluted                      ($0.02)         $0.01         ($0.17)         $0.20
                                  -----------    -----------    -----------    -----------
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING:
Basic and diluted                   3,595,861      3,619,299      3,601,890      3,581,202
                                  -----------    -----------    -----------    -----------


                See notes to consolidated financial statements.

                           PART 1. FINANCIAL INFORMATION                  Page 5
                        COCONUT CODE, INC. AND SUBSIDIARY
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   For the nine
                                                             months ended September 30,
                                                             --------------------------
                                                                1998         1997
                                                              ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                           ($605,699)    $734,085

  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                              81,000       67,375
      Provision for doubtful accounts                              --        115,000
      Compensation expense for stock issuances                    6,614       68,970
  Changes in operating assets and liabilities:
    Accounts receivable                                         431,882     (165,890)
    Finance receivables, net                                     10,968       12,407
    Inventories                                                   2,688        3,837
    Prepaid expenses                                              7,392       10,901
    Capitalized software development costs                           74      (35,061)
    Accounts payable                                              5,830     (107,564)
    Accrued expenses                                              3,559      (30,710)
    Customer deposits                                            20,968       78,212
    Deferred revenue                                              7,572       (7,397)
                                                              ---------    ---------
        Total adjustments                                       578,547       10,080
                                                              ---------    ---------
        Net cash (used in) provided by operating activities     (27,152)     744,165
                                                              ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property and equipment                           (21,721)    (248,389)
                                                              ---------    ---------
       Net cash (used in) investing activities                  (21,721)    (248,389)
                                                              ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Loans to officers                                             (27,806)        --
  Repayment of loans from officers                              (19,055)     (34,945)
  Decrease in notes receivable                                    7,470         --
  Proceeds from note and leases payable                            --        122,161
  Payments on notes and leases payable                          (51,796)    (145,734)
                                                              ---------    ---------
       Net cash (used in) financing activities                  (91,187)     (58,518)
                                                              ---------    ---------
       Net (decrease) increase in cash and equivalents         (140,060)     437,258

CASH AND CASH EQUIVALENTS, beginning of period                  230,944       95,883
                                                              ---------    ---------
CASH AND CASH EQUIVALENTS, end of period                        $90,884     $533,141
                                                              =========    =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid during the period for interest                    $14,560      $18,695
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

     In the opinion of management, the accompanying financial statements include all adjustments (consisting of only normal, recurring adjustments) considered necessary for a fair presentation of financial condition, results of operations and cash flows of the Company. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year. For further information, these financial statements should be read in conjunction with the Company's 1997 Annual Report filed as part of the Company's 10-KSB for the year ended December 31, 1997.

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

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1998 Compared to the Nine Months Ended September 30, 1997

     Net sales for the nine months ended September 30, 1998 were disappointing, representing a drop of $1,654,000 from the record level of $3,227,000 for the corresponding period in 1997. The primary cause of the sales decline was the continuing delay experienced by the Company in releasing its new, Windows based software. The Company does not have an exact date when the new software will be ready for distribution, but is working toward and planning for general release on or about November 30, 1998. As of September 30, 1998, the Company's order backlog approximated $225,000.

     For the first nine months of 1998, operating costs and expenses decreased $323,000 when compared to the prior year period. The principal reasons for the decrease were lower cost of sales due to the decrease in sales, lower selling and marketing and a lower provision for uncollectible receivables, offset in part by higher spending on research and development.

     Because of the drop in sales and with operating expenses at a level to support a much higher volume of sales, the Company incurred a net loss of $606,000 for the first nine months of 1998 versus a net profit of $734,000 for the corresponding 1997 period.

Three Months Ended September 30, 1998 Compared to the Three Months Ended September 30, 1997

     Net sales for the third quarter of 1998 were $614,000 compared to $942,000 for

                            COCONUT CODE, INC.                            Page 8

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (cont'd.)

the 1997 period. The principal reason for the decrease in sales was the delay experienced by the Company in introducing its new, Windows based software.

     For the quarter ended September 30, 1998, operating costs and expenses decreased $249,000 versus the comparable 1997 quarter. The primary reasons for the decrease were lower cost of sales resulting from the decline in sales, lower selling and marketing expenses and a lower provision required for uncollectible receivables.

     For the 1998 third quarter, the Company incurred a net loss of $56,000 compared to net income of $27,000 for the 1997 quarter.

LIQUIDITY AND CAPITAL RESOURCES

     At September 30, 1998, the Company had a working capital deficit of $428,000 compared to working capital of $178,000 at December 31, 1997. The decrease in working capital for the nine month period primarily results from the net loss caused by the decline in sales.

     As of September 30, 1998, the Company had $20,000 outstanding under its $100,000 three year term loan facility with a bank. This loan matures in March 1999.

     During 1997, the Company entered into three capital lease obligations aggregating $104,034 for the purchase of computer equipment for use by the Company. Two leases are for a term of 48 months, while the third lease is for 36 months. At September 30, 1998, the total amount outstanding under these leases was $70,000.

     In March 1997, the Company borrowed $44,000 from a bank for the purchase of three automobiles for use by the Company's product support staff in servicing the Company's major, national account. As of September 30, 1998, $27,000 was outstanding on the loan which matures in April 2001.

     Other than the borrowings described above, the Company's primary source of funds has been from the sale of its products and services.

     Because of the decline in sales and continuing delay experienced in connection with the release of its new Windows based software, the Company will find it increasingly difficult to maintain operations at current headcount and spending levels. In addition, the Company's ability to generate new sales and improve cash flow will

                                COCONUT CODE, INC.                        Page 9

MANAGEMENT'S ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES (cont'd.)

more than likely be unfavorably impacted if the Company is required to reduce operating costs and expenses. Accordingly, successful acceptance in the marketplace of the Company's new, Windows based software is critical to achieving sufficient cash flow to support the Company's current operations and ongoing viability.

     Year 2000 Compliance

     The Company believes that it has addressed the Year 2000 issues in its proprietary software products and does not anticipate business interruptions associated with these applications. Third-party software used in conjunction with the Company's products is in the process of being certified by the respective vendors to be Year 2000 compliant. Because the Company uses its own software for its accounting and payroll processing it does not anticipate any problems since the software is Year 2000 compliant.

     The Company is in the process of initiating written communications with major suppliers to determine the extent to which the Company is exposed to those third-party vendors failure to address and resolve their own Year 2000 issues. The Company will seek to obtain the appropriate assurances that those third-party vendors are, or will be, Year 2000 compliant. While the Company believes that the information systems of its major suppliers, as they relate to the Company, will comply with Year 2000 requirements there can be no assurances that the year 2000 issue will not effect the information systems of the Company's major vendors or that such effect will not have a material adverse effect on the Company.

     The Company is in the process of estimating the total cost and time which will be required to address the Year 2000 issue, but does not expect any material adverse impact on its operations. However, no assurance can be given that the failure of one or more of its vendors to become Year 2000 compliant will not have a material adverse effect on the Company's operations.

     It has been reported that the potential exists for significant litigation associated with the Year 2000 issue, however, it is unclear whether, or to what degree, the Company may be affected by such litigation. Major uncertainty exists within the software industry as to the possible impact associated with Year 2000 compliance.

     The Company intends to develop a contingency plan based on the results of its assessment of the impact of Year 2000 on its vendors and customers. The contingency plan will address the most likely worst case scenario and is targeted for completion by the second quarter of 1999.

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

     Recently Issued Accounting Pronouncements (cont'd.)

97-2, Software Revenue Recognition. SOP 97-2 supercedes SOP 91-1. SOP 97-2 requires companies to defer revenue and profit recognition unless four required criteria of a sale are met. In addition, SOP 97-2 requires that revenue recognized from software arrangements be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post-contract customer support, installation or training. SOP 97-2 is effective for all transactions entered into in fiscal years beginning after December 15, 1997 and has been adopted by the Company effective January 1, 1998. The adoption of SOP 97-2 did not have a material impact on the Company's financial position, results of operations or cash flows for the nine months ended September 30, 1998.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". The SOP is effective for fiscal years beginning after December 15, 1998. The SOP requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. The SOP also requires that certain costs, as defined, related to an internal-use computer software development project be expensed as incurred, while certain other costs incurred at the latter stage of the project be capitalized and amortized over the estimated useful life of the software. It is expected that SOP 98-1 will not have a material impact on the Company.

PART 2.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

     On October 1, 1998, the Company held its 1998 Annual Meeting of Shareholders at which shareholders approved the one item up for vote which was the election of a Board of Directors consisting of five directors (J. Kenneth Gulden, Acting Chairman, Mark E. Wotell President, Matthew J. Wotell, Executive Vice President of Sales, Christopher L. Wotell, Vice President of Marketing and Eugene J. Wotell, Vice President of Support Services). Each of the nominees has served as a director of the Company during the immediately preceding twelve month period.

     Previously, the Board was comprised of seven directors. Prior to the 1998 Annual Meeting of Shareholders, the Company's Chairman and a director, John E.

                              COCONUT CODE, INC.                         Page 11


PART 2.  OTHER INFORMATION (cont'd.)

Item 4. Submission of Matters to a Vote of Security Holders (cont'd.)

Abdo and his brother, Frank. J. Abdo, a director, informed the other Board members that they would not be candidates for reelection to the Board. Mr. Abdo indicated that he felt the Company's best interests would be served by seeking a new Chairman with expertise in the software industry. To facilitate the search, Mr. Abdo indicated he would resign effective immediately so that the position would be vacant during recruiting. Mr. Abdo indicated to the other Board members that he believed he would be most effective for the Company as a nonworking, significant shareholder. Mr. Abdo said that he would assist the Board in finding a new Chairman. In the interim, the Board has recommended that J. Kenneth Gulden, a current director and running for reelection, be named Acting Chairman of the Board. Of the shares voted, approximately 100% voted in the affirmative for reelection of directors.

Item 6.  Exhibits and Reports on Form 8-K

         None

                                COCONUT CODE, INC.                       Page 12


                                    Signature

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned there unto duly authorized.


                                     COCONUT CODE, INC.
                                     ------------------
                                        (Registrant)


Date:  November 12, 1998        BY: /s/ Daniel W. Reese III
                                    -----------------------
                                    Daniel W. Reese III
                                    Vice President and Chief Financial officer